Form 10QSB
period 1996-06-30
FUN TYME CONCEPTS INC
filed 1996-09-19
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC  20549

                                                FORM 10-QSB

                            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934


                                    For the Period Ended June 30, 1996

                                      Commission File Number O-27542

                                          FUN TYME CONCEPTS, INC.
                          (Exact name of Registrant as specified in its charter)


New York                                   11-3157259
(State of                                  (I.R.S. employer
Incorporation)                             identification No.)


290 Wild Avenue
Staten Island, New York 10314
(718) 761-6100
(Address and Telephone Number of Principal Executive Offices)



Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No

On September 17, 1996 there were outstanding 2,676,000 shares of Common Stock, par value $.001 per share.


           Documents incorporated by reference:  None.

                                                       PART I - Financial Information

ITEM 1.    Financial Information. Annexed hereto.

                                                           FUN TYME CONCEPTS, INC.
                                                          CONDENSED BALANCE SHEETS

                                                                           June 30, 1996        March 31, 1996


ASSETS
Current Assets:
 Cash                                                                      $66,596              $32,388
 Inventories                                                               14,735               14,735
 Prepaid expenses and other current assets                                 27,635               15,214
Total current assets                                                       108,966              62,377

Property and equipment
 (net of accumulated depreciation)                                         789,917              781,517
Deferred registration costs                                                226,333              227,433
Other assets                                                               25,324               24,754

  Total                                                                    $1,150,540           $1,096,041

LIABILITIES
Current Liabilities:
 Accounts payable and accrued expenses                                     $131,457             $116,717
 Customer deposits                                                         15,008               68,196
 Current portion of lease payable                                          16,857               16,857
 Loans form stockholders                                                   1,468                1,468

  Total current liabilities                                                164,790              203,238

Deferred officers compensation                                            30,257               -
Notes payable                                                              200,000              200,000
Capital lease payable (net of current portion)                             49,222               38,865
Deferred rent                                                              22,560               22,560

  Total liabilities                                                        466,829              464,663

STOCKHOLDERS EQUITY

Preferred Stock - par value $.01, authorized
 500,000 shares, none issued and outstanding                               -                    -
Common stock - par value $.001, authorized
 10,000,000 shares, 1,876,000                                              1,876                1,876
 shares issued and outstanding
 Additional paid-in capital                                                932,189              932,189
Deficit                                                                    (250,354)            (302,687)

   Total stockholders equity                                               683,711              631,378

   Total                                                                   $1,150,540           $1,096,041


The accompanying notes to financial statements are an integral part hereof.
FUN TYME CONCEPTS, INC.
CONDENSED STATEMENTS OF OPERATIONS


                                                                           THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                1996                  1995


Operating revenue                                               $180,804              $169,801
Merchandise revenue                                             66,208                56,341

Total revenue                                                   247,012               226,142

Operating expenses                                              (211,785)             (217,222)
Cost of merchandise sold                                        (34,414)              (40,988)
Selling, general and administrative expenses                    (48,453)              (46,019)

(Loss) from operations                                          (47,640)              (78,087)

Other expense                                                   (4,693)               (5,557)

Net(loss)                                                       $(52,333)             $(83,644)

Net (loss) per share                                            $(.03)                $(.05)

Weighted average common shares and equivalents                  1,816,195             1,816,195



















The accompanying notes to financial statements are an integral part hereof.
FUN TYME CONCEPTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         THREE MONTHS ENDED
                                                                                                JUNE 30
                                                                                      1996                 1995


Cash flows from operating activities:
 Net (loss)                                                                           $(52,333)            $(83,644)
 Adjustments to reconcile net (loss) to net cash
  (used in) provided by  operating activities:
 Depreciation and amortization                                                        24,312               22,142
 Decrease in inventories                                                              -                    15,664
 Decrease in prepaid expenses and other current assets                                12,421               11,114
 Increase (decrease) in accountspayable and
  accrued expenses                                                                    (44,997)             52,003
 Increase (decrease) in customer deposits                                             53,188               (3,341)
 Increase in other assets                                                             570                  1,900
 (Increase) in deferred registration costs                                            (1,100)              (4,900)

  Net cash (used in) provided by operating activities                                 (7,989)              10,938

Cash flows from investing activities:
 Acquisition of fixed assets                                                          (15,912)             (7,822)

  Net cash (used in) investing activities                                             (15,912)             (7,822)

Cash flows from financing activities:
 Repayments of capital lease obligations                                              -                    2,846
 Repayment of notes payable to stockholders                                           10,357               12,800

  Net cash used in financing activities                                               10,357               15,646

NET (DECREASE) IN CASH                                                                (34,208)             (12,530)
 Cash - beginning of period                                                           66,596               21,633

CASH - END OF PERIOD                                                                  $32,388              $9,103

Supplemental disclosures of cash flow information
 Interest paid                                                                        4,693                5,557



The accompanying notes to financial statements are an integral part hereof. FUN TYME CONCEPTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 1996


Note A - The Company:

    Fun Tyme Concepts, Inc. (the "Company") operates a childrens entertainment center in Staten Island, New York for children of ages two through twelve under the trade name "Fun Bubble, Party/Play Center".

Note B - Accompanying Financial Statements:

 In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three month periods ended June 30, 1996 and 1995 and statements of cash flows for the three month periods ended June 30, 1996 and 1995.

   While the Company believes the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the Companys registration statement on Form SB-2.

    The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results for the full year.

Note C - Public Offering:

On July 30, 1996 the Company completed its initial public offering whereby it sold 800,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, at a price of $6.25 per unit. Net proceeds to the Company were approximately $3,780,000.


ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          During the quarter ended June 30, 1996 revenues of the Company were $247,012 as compared with $226,142 during the comparable quarter in 1995. This increase of 9.2% was attributable to both an increase in operating revenue ( 6.5%) and an increase in merchandise revenue (17.5%). Operating revenues increased during the quarter ended June 30, 1996 as a result of an increase in revenues from programs that had just begun during the quarter ended June 30, 1995 and from a new program started during the quarter ended June 30, 1996.

          Cost of merchandise sold amounted to 52.0% and 72.7% of merchandise revenue during the quarters ended June 30, 1996 and 1995 respectively. Cost of merchandise sold varies based on product mix and value discounts earned.

          Operating expenses and selling, general and administrative expenses (consisting primarily of lease payments, salaries, marketing expenses, professional fees and other corporate expenses) remained relatively unchanged for the quarter ended June 30, 1996 as compared with the quarter ended June 30, 1995.
Although operating expenses and selling, general and administrative expenses are high as compared to total revenue, the Company now has the corporate overhead in place which will enable it to support additional facilities.

During the quarter ended June 30, 1996 the Company incurred a net loss of $52,633, or $.03 per share, as compared with $83,644, or $.05 per share , during the comparable quarter in 1995. The primary reason for the decrease in the net loss and net loss per share was the increase in total revenue from the quarter ended June 30, 1995 to the comparable quarter in 1996.

Financial Condition

          As of June 30, 1996 the Company had a working capital deficiency of $140,861 and shareholders equity of $631,378.

          On July 30, 1996 the Company completed its initial public offer as compared with providing cash of $10,938 during the comparable quarter in 1995. The Company acquired fixed assets of $15,912 and $7,822 during the quarters ended June 30, 1996 and 1995, respectively. Cash used in financing activities decreased from $15,646 during the quarter ended June 30, 1995 to $10,357 during the quarter ended June 30, 1996.


          At this time , the Company does not have any commitments for the acquisition of play equipment of construction for any additional facilities. The proceeds from the initial public offering will be used primarily for the opening of additional facilities and working capital. Although no leases have been entered into at this point, the Company is conducting feasibility studies and demographic surveys on prospective future sites.

   The Company believes that funds it generates from ongoing operations and the proceeds from the initial public offering will be adequate to fund its present operations and any additional operations it plans to commence in the future.

                                        PART II - Other Information


ITEM 1.             Legal Proceedings.  None.

ITEM 2.             Changes in Securities. None.

ITEM 3.             Defaults Upon Senior Securities. None

ITEM 4.             Submission of Matters to a Vote. None

ITEM 5.             Other Information. None

ITEM 6.             Exhibits and Reports on Form 8-k.

                    (a)        None.

                    (b)        None

                                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:              September 17, 1996

Fun Tyme Concepts, Inc.

By:  \s\ Daniel Catalfumo
       Daniel Catalfumo, President


By:  \s\ Richard Rosso
       Richard Rosso, Treasurer