Form 10QSB/A
period 1996-06-30
FUN TYME CONCEPTS INC
filed 1996-11-07
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC  20549

                                                FORM 10-QSB/a

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

                    (a)        Exhibit 27 - Financial Data Schedule

                    (b)        None

                                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:              October 31, 1996

Fun Tyme Concepts, Inc.

By:  \s\ Daniel Catalfumo
       Daniel Catalfumo, President


By:  \s\ Richard Rosso
       Richard Rosso, Treasurer