Form 10QSB
period 1996-09-30
FUN TYME CONCEPTS INC
filed 1996-11-22
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Period Ended September 30, 1996

                         Commission File Number 0-27542

                            FUN TYME CONCEPTS, INC.
             (Exact name of Registrant as specified in its charter)


New York                                  11-3157259
(State of                                 (I.R.S. employer
Incorporation)                            identification No.)


                                290 Wild Avenue
                            Staten Island, NY 10314
                                 (718) 761-6100
              (Address and Telephone Number of Principal Executive
                                    Offices)


       Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has beensubject to such filing requirements for the past 90 days. Yes X No___

       On November 17, 1996 there were outstanding 2,676,000 shares of Common Stock, par value $.001 per share.


       Documents incorporated by reference:  None.

 .

                        PART I - Financial Information

ITEM 1            Financial Information.  Annexed hereto

                             FUN TYME CONCEPTS, INC.
                            CONDENSED BALANCE SHEETS

                                                            31-Mar-96                     30-Sep-96


ASSETS
Current Assets:
Cash                                                        66,596                        2,837,838
Inventories                                                 14,735                        13,102
Prepaid expenses and other current assets                   27,635                        42,804

Total Current Assets                                        108,966                       2,893,744

Property and equipment (net of accumulated depreciation)    789,917                       854,921
Deferred registration costs                                 226,333                       0
Other Assets                                                25,324                        61,488

Total Assets                                                1,150,540                     3,810,153

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses                       131,457                       13,210
Customer Deposits                                           15,008                        8,549
Current portion of lease payable                            16,857                        37,243
Loans from Stockholders                                     1,468

Total Current Liabilities                                   164,790                       59,002

Deferred Officers' Compensation                             30,257
Notes Payable                                               200,000
Capital Lease Payable (Net of current portion)              49,222                        79,055
Deferred Rent                                               22,560                        22,560

Total Liabilities                                           466,829                       160,617

STOCKHOLDERS' EQUITY

Preferred Stock - par value $.01,  authorized  500,000  shares,  none issued and outstanding  Common  Stock - par  value  $.001,  authorized  10,000,000  shares,
2,676,000 and
1,876,000, respectively shares issued and outstanding       1,876                         2,676
Additional Paid -in Capital                                 932,189                       4,033,298
Deficit                                                     (250,354)                     (386,438)

Total Stockholders' Equity                                  683,711                       3,649,536

Total Liabilities and Stockholders' Equity                  1,150,540                     3,810,153


The accompanying notes to financial statements are an integral part hereof.


                             FUN TYME CONCEPTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            September 30th                September 30th


                                                            1996           1995           1996           1995

Operating Revenue                                           219,222        135,355        400,140        305,156
Merchandise Revenue                                         49,777         47,213         105,649        103,554

Total Revenue                                               268,999        182,568        505,789        408,710

Operating Expenses                                          (266,988)      (195,301)      (491,746)      (412,523)
Cost of Merchadise Sold                                     (35,654)       (32,822)       (72,242)       (73,810)
Selling, General and Administrative Expenses                (62,987)       (41,239)       (95,567)       (87,258)

(Loss) from operations                                      (96,630)       (86,794)       (153,766)      (164,881)

Other Income & (Expense):

Interest Income                                             18,504         221            28,752         221

Interest Expense                                            (3,400)        (3,602)        (8,141)        (9,159)

(Loss) before income tax                                    (81,526)       (90,175)       (133,155)      (173,819)

Provision for Income Taxes                                  (2,225)        (1,211)        (2,929)        (1,211)

Net Income (Loss)                                           (83,751)       (91,386)       (136,084)      (175,030)

Net Income (Loss) per share                                 (0.03)         (0.05)         (0.06)         (0.10)

Weighted average common shares and equivalents              2,415,130      1,816,195      2,147,038      1,816,195

The accompanying notes to financial statements are an integral part hereof.



                             FUN TYME CONCEPTS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                                THREE MONTHS ENDED
                                                                                September 30th.

                                                                           1996                     1995
Cash flows from operating activities:
Net Income (Loss)                                                          (136,084)                (175,030)
Adjustments to reconcile net (loss) to net cash (used in) Operating activities:
Depreciation and amortization                                              49,188                   44,529
Decrease in inventories                                                    1,633                    15,837
(Increase) Decrease in prepaid expenses & other current assest             (15,169)                 30,907
Increase (decrease) in accounts payable and accrued expenses               (118,247)                30,312
(Decrease) in customer deposits                                            (6,459)                  (3,167)
Increase (Decrease) in other assets                                        (36,164)                 0
Decrease in deferred Officers Compensation                                 (30,257)                 0
Decrease in due from Officers                                              0                        6,000
Increase in deferred rent                                                  0                        2,893

 Net cash (used in) operating activities                                   (291,559)                (47,719)

Cash flows from investing activities:
Acquisition of fixed assets                                                (49,322)                 (6,998)

Proceeds of issuance of preferred stock and warrants                       0                        261,476
Proceeds form issuance of common stock                                     0                        8,300
Net proceeds of initial public offering                                    3,328,242
Proceeds of notes payable to stockholders                                  (1,468)                  35,000
Repayments of capital lease obligations                                    (14,651)                 (6,022)
Repayments of notes payable to stockholders                                0                        (61,132)
Payment of deferred registration costs                                     0                        (31,900)
Repayment of note payable                                                  (200,000)                0

Net cash provided by financing activities                                  3,112,123                205,722

NET INCREASE IN CASH                                                       2,771,242                151,005

Cash - beginning of period                                                 66,596                   21,633

CASH - END OF PERIOD                                                       2,837,838                172,638

Supplemental schedule of non cash investing and financing activities:
Equipment acquired by capital lease                                        64,870                   4,524
Transfer to common stock of deferred registration costs                    226,333                  0

Supplemental disclosure of cash flow information:
Interest Paid                                                              8,141                    10,469
Taxes Paid                                                                 2,929                    1,211

The accompanying notes to financial statements are an integral part hereof.

                            FUN TYME CONCEPTS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         Preferred                Common
                         Stock                    Stock
                         Number                   Number                                                 Common
                         of                       of                       Additional                    Stock
                         Shares    (Par $.01)     shares    Par$.001       Paid-in                       Subscription
                         Issued    Amount         Issued    Amount         Capital        (Deficit)      Receivable     Total

Balances - March 31,
1996                     0         $0             1,876,000 $1,876         $932,189       $(250,354)     $0             $683,711

Net (Loss) for the
six months ended
September 30, 1996                                                                        $(136,084)                    $(136,084)

Issuance of Common
Stock                                             800,000   $800           $3,101,109                                   $3,101,909

Balances - September
30, 1996                 0         $0             2,676,000 2,676          $4,033,298                                   3,649,536



Attention  is  directed  to  the  foregoing   accountants'  report  and  to  the
accompanying notes to financial statements.

                            FUN TYME CONCEPTS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


Note A - The Company:

       Fun Tyme concepts, Inc. (the "Company") operates a children's entertainment center in Staten Island, New York for children of ages two through twelve under the trade name "Fun bubble, Party/Play Center" since October 1994. The management of the company is at the present time in search of new sites in the Tri-State Area.

Note B - Accompanying Financial Statements:

       In the opinion of management, the accompanying Unaudited Condensed Financial Statements of Fun Tyme Concepts, Inc. (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996, and the results of its operations for the three months, and six months periods ended September 30, 1996. Due to the seasonality of the Company's operation, the results of its operations for the interim period ended September 30, 1996, may not be indicative of total results for the full year.

            While the Company believes the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the Company's registration statement on Form SB-2.

Note C- Public Offering:

       On August 15, 1995 the Registrant consummated a public offering (the "Offering") of its securities, whereby it sold, through State Street Capital Markets Corp. (the "Underwriter"), 1,250,000 Units (inclusive of 250,000 Units by a certain selling securityholder and 200,000 shares by certain selling stockholders), each Unit comprising one share of the Registrant's common stock, par value $.001 per share (the "Common Stock") and one Common Stock Purchase Warrant. The Registrant received net proceeds of $3,328,242 after the payment of underwriting commissions, the non-accountable expense allowance and other cost of the Offering. Also in connection with the Offering the Registrant sold Underwriter's Warrants to purchase 125,000 Units to the Underwriter for a nominal value.

       The Registrant also entered into a two year consulting agreement with the Underwriter commencing July 31, 1996 and ending July 30, 1998 with a yearly consulting fee of $30,000, paid in advance at the closing.

       The Units were to be separately tradable 90 days from issuance, which date was October 28, 1996. Since August 1996, the Underwriter has ceased market making activities. The lack of support for the Registrant's securities has provided for limited liquidity in such securities and decreased quotations, whereby the Units are trading below $1.00. Nasdaq has notified the Company that unless it can provide a viable plan and/or see its stock price trade above $1.00 then within 90 days of such notice it will be delisted from the Nasdaq SmallCap Stock Market and quoted on the OTC Bulletin Board. The Company has unilaterally terminated its underwriting agreement with the Underwriter and is actively seeking to find additional market makers for its securities.


ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of              Operations

Results of Operations

       During the three months ended September 30, 1996 revenues of the Company were $268,999 as compared with $182,568 during the comparable three months ended in 1995. This increase of (47.3%) was attributable to both an increase in operating revenues (62%) and an increase in merchandise revenue (5.4%). Operating revenues increased during the three months ended September 30, 1996 as a result of an increase in revenues from three new programs (Fun Bubble's Summer Day Camp, After School Program and Little Miss Fun Bubble Pageant). These programs started in the second quarter of fiscal 1996.

       Revenue for the six months ended September 30, 1996 were $505,789, an increases of 23.8% over the same period a year-ago. This increase was the result of an increase in operating revenue of $94,984 or (31.1%) and an increase in merchandise revenue of $2,095, or (2%) over the same period ended September 30, 1995. The increase is due to the new programs mentioned above, which brought more children into the facility on a daily basis. The programs provided further exposure to our already establish programs, as well as generated additional revenue on their own.

       Operating expenses for the six months ended September 30, 1996 increased by $79,233, or 19% and for the three months by $71,687, or 37% , compared to the same period a year-ago ended September 30, 1995. This increase was primarily caused by new staffing salaries, additional lease payments, and additional costs resulting from the new programs implemented.

       Selling, general and administrative expenses, have also increased to $21,748, or 53% for the quarter, and $8,309 or 9% for six months ended September 30, 1996 as compared to the same period ended September 30, 1995. The increase is due to marketing expenses, professional fees and other corporate expenses. The Company now has the corporate overhead in place which will enable it to support additional facilities.

       Cost of merchandise sold amounted to 71.0% and 68% and 69% and 71% of merchandise revenue during the three months and six month periods ended September 30, 1996 and 1995 respectively. Cost of merchandise sold varies based on product mix and value discounts earned.

       During the three months and the six months ended September 30, 1996 the Company incurred a net loss of $83,751 or $0.03 per share, and $136,084 or $0.06, respectively as compared with $91,386 or $0.05 per share, and $175,030 or $0.10 during the comparable period a year-ago September 30, 1995. The primary reason for the increase in the net loss and net loss per share was the result of an increase in total operating expenses from new programs implemented and additional corporate expenses from the three months and six months ended September 30, 1996 to the comparable three month and six month in 1995.

Financial Condition

       At September 30, 1996 the Company had working capital of $2,834,742 and shareholders' equity of $3,649,536.

       During the six months ended September 30, 1996 the Company used cash for operating activities of $291,559 as compared with cash used of $47,719 for operating activities during the comparable six months in 1995. The increase in cash used of $243,840 is primarily due to a decrease in accounts payable and accrued officer's compensation. The Company acquired fixed assets of $49,322 and $6,998 during the six month ended September 30, 1996 and 1995, respectively. Cash was provided by financing activities of $205,722 during the six month ended September 30, 1995 and $3,112,123 during the six month ended September 30, 1996.

       At this time, The Company does not have any commitments for the acquisition of play equipment of construction for any additional facilities. The proceeds from the initial public offering will be used primarily for the opening of additional facilities and working capital. Although no leases have been entered into at this point, the Company is conducting feasibility studies and demographic surveys on prospective future sites.

       The Company believes that funds it generates from ongoing operations and the proceeds from the initial public offering will be adequate to fund its present operation and any additional operations it plans to commence in the future.

PART II - Other Information


ITEM 1.  Legal Proceedings.  None.

ITEM 2.  Changes in Securities.  None.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-k.

       (a)    None.

       (b)    None.

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 1996

                                   Fun Tyme Concepts, Inc.


                            By:    /s/ Daniel Catalfumo
                                   Daniel Catalfumo, President



                            By:    /s/ Richard Rosso
                                   Richard Rosso, Treasurer