Form 10QSB
period 1996-12-31
FUN TYME CONCEPTS INC
filed 1997-02-26
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the Period Ended December 31, 1996

                        Commissioner File Number 0-27542

                            FUN TYME CONCEPTS, INC.
             (Exact name of Registrant as specified in its charter)

New York                                             11-3157259
(State of                                            (I.R.S. employer
Incorporation)                                       identification No.)

                                 290 Wild Avenue
                             Staten Island, NY 10314
                                  (718)761-6100
          (Address and Telephone Number of Principal Executive Offices)

         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         On November 17, 1996 there were outstanding 2,676,000 shares of Common Stock, par value $.001 per share.


         Documents incorporated by reference:  None.

PART I - Financial Information

ITEM 1      Financial Information.  Annexed hereto.

                             FUN TYME CONCEPTS, INC.
                            CONDENSED BALANCE SHEETS

                                                             Mar.31,1996  Dec.31,1996



ASSETS

Current Assets:
Cash                                                         66,596        2,594,045
Inventories                                                  14,735           17,410
Prepaid expenses and other current assets                    27,635           42,156

Total Current Assets                                        108,966        2,653,611

Property and equipment(net of accum. dep.)                  789,917          911,630

Deferred registration costs                                 226,333                0
Other Assets                                                 25,324          128,081

Total Assets                                              1,150,540        3,693,322

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses                       131,457           27,045
Customer Deposits                                            15,008            4,067
Current portion of lease payable                             16,857           35,191
Loans from Stockholders                                       1,468                0

Total Current Liabilities                                   164,790           66,303

Deferred Officers' Compensation                              30,257                0
Notes Payable                                               200,000                0

Capital Lease Payable(Net of current portion)                49,222           79,055
Deferred Rent                                                22,560           22,560

Total Liabilities                                           466,829          167,918

STOCKHOLDERS' EQUITY

Preferred Stock - par value $.01,  authorized  500,000  shares,  none issued and outstanding  Common  Stock - par  value  $.001,  authorized  10,000,000  shares,
2,676,000 and 1,876,000, respectively shares
issued and outstanding                                        1,876            2,676
Additional Paid -in Capital                                 932,189        4,033,298

Deficit                                                    -250,354         -510,570

Total Stockholders' Equity                                  683,711        3,525,404
Total Liabilities and Stockholders' Equity                1,150,540        3,693,322
The accompanying notes to financial statements are and integral part hereof.


                             FUN TYME CONCEPTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                    THREE MONTH ENDED             NINE MONTHS ENDED
                                       December 31                    December 31
                                     1996      1995                 1996      1995

Operating Revenue                 163,353   161,827              563,493    466,983
Merchandise Revenue                49,202    49,160              154,850    152,714

Total Revenue                     212,555   210,987              718,343    619,697

Operating Expenses               -298,639  -245,793             -790,385   -658,316
Cost of Merchandise Sold          -34,102   -19,471             -106,344    -93,281
Selling, General and Admin.Exp.   -37,002   -22,981             -132,569   -110,239
Compensation Charges                    0   -52,500                    0    -52,500
(Loss) from operations           -157,188  -129,758             -310,955   -294,639

Other Income &(Expenses)

Interest Income                    38,018     1,260               66,800      1,481

Interest Expense                   -1,916    -5,323              -10,057    -14,482

(Loss)before income tax          -121,086  -133,821             -254,212   -307,640

Provision for Income Taxes         -3,075     1,211               -6,004          0

Net Income(Loss)                 -124,161  -132,610             -260,216   -307,640

Net Income(Loss)per share          -0.05     -0.07                -0.11       -0.17

Weighted average common shares
and equivalents                 2,676,000 1,812,862            2,325,635   1,812,862

The accompanying notes to financial statements are an integral part thereof.

                             FUN TYME CONCEPTS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                                     NINE MONTHS ENDED
                                                        December 31st.
                                                           1996           1995
Cash flows from operating activities:
Net Income(Loss)                                         -260,216       -307,641
Adjustments to reconcile net(loss)to
net cash (used in) Operating activities:
Depreciation and amortization                              74,604         67,432
(Increase)Decrease in inventories                          -2,675         15,138
(Increase)Decrease in prep.exp.& other curr. assets       -14,521         24,393
Increase(decrease) in A/P & accrued exp.                 -104,412         75,030
(Decrease)in customer deposits                            -10,941            668
(Decrease) in other assets                               -102,757              0
Decrease in deferred Officers Compensation                -30,257              0
Decrease in due from Officers                                   0          6,156
Increase in deferred rent                                       0          3,655
Compensation charges                                            0         52,500

Net cash(used in) operating activities                   -451,175        -62,669
Cash flows from investing activities:
Acquisition of fixed assets                              -131,447        -34,805
Increase in security deposit                                    0         -2,271
Net cash(used in) investing activities                   -131,447        -37,076
Proceeds from issuance of preferred stock                       0        261,476
Proceeds from issuance of common stock                          0          8,300
Net proceeds of initial public offering                 3,328,242              0
Proceeds of notes payable to stockholders                  -1,468         35,000
Repayments of capital lease obligations                   -16,703         -9,470
Repayments of notes payable to stockholders                     0        -61,132
Payment of deferred registration costs                          0       -106,565
Repayment of note payable                                -200,000              0
Net cash provided by financing activities               3,110,071        127,609

NET INCREASE IN CASH                                    2,527,449         27,864
Cash - beginning of period                                 66,596         21,633
CASH - END OF PERIOD                                    2,594,045         49,497
Supp'l sched. of non cash invest'g and
financing activities:
Equipment acquired by capital lease                        64,870          4,524
Transfer to common stock of defer.reg.costs               226,333              0

Supplemental disclosure of cash flow info.:
Interest Paid                                              10,057         14,482
Taxes Paid                                                  6,004          1,202


  The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


Note A - The Company

     Fun tyme Concepts, Inc. (the "Company") operates a children's entertainment center in Staten Island, New York for children of ages two through twelve under the trade name "Fun Bubble, Party/Party Center" since October 1994. The management of the company is at the present time in search of new sites in the Tri-State Area.

Note B - Accompanying Financial Statements:

     In the opinion of management, the accompanying Unaudited Condensed Financial Statements of Fun Tyme Concepts, Inc. (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31,1996, and the results of its operations for the three months, and nine months periods ended December 31,1996. Due to the seasonality of the Company's operation, the results of its operations for the interim period ended December 31,1996, may not be indicative of total results for the full year.

     While the Company believes the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the Company's registration statement on Form SB-2.

Note C - Public Offering:

     On August 15,1996 the Registrant consummated a public offering (the "Offering") of its securities, whereby it sold, through State Street Capital Markets Corp. (the "Underwriter"), 1,250,000 Units (inclusive of 250,000 Units by a certain selling securityholder and 200,000 shares by certain selling stockholders), each Unit comprising one share of the Registrant's common stock, par value $.001 per share (the "Common Stock") and one Common Stock Purchase Warrant. The Registrant received net proceeds of $3,328,242 after the payment of underwriting commissions, the non-accountable expense allowance and other cost of the Offering. Also in connection with the Offering the Registrant sold Underwriter's Warrants to purchase 125,000 Units to the Underwriter for a nominal value.

     The Registrant also entered into a two year consulting agreement with the Underwriter commencing July 31,1996 and ending July 31,1998 with a yearly consulting fee of $30,000, paid in advance at the closing.

     The Underwriting Agreement and Consulting agreement have been terminated by mutual consent between the parties.

     The Units were to be separately tradable 90 days from issuance, which date was October 28, 1996. Since August 1996, the Underwriter has ceased market making activities. The lack of support for the Registrant's securities has provided for limited liquidity in such securities and decreased quotations, whereby the Units are trading below $1.00. NASDAQ has notified the Company that unless it can provide a viable plan and/or see its stock price trade above $1.00 then with 90 days of such notice by February 5, 1997 its securities may be delisted from the NASDAQ Small Cap Stock Market and quoted on the OTC Bulletin Board. The Company is actively seeking to find additional market makers for its securities. The Company has submitted a plan to NASDAQ which includes among other business undertaking a proposal to reverse split the outstanding shares on a 1 for 3 basis. A Buyback of $150,000 worth of the Company's Common Stock Outstanding which will be retired to treasury.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Result of Operation

     During the quarter ended December 31, 1996 revenues of the Company were $212,555 as compared with $210,987 during the comparable quarter ended in 1995. This increase of $1,568 or (1%) was attributable to an increase in operating revenues merchandise revenues as a result of renovation and new rides at Staten Island Fun Bubble which increased admission in the period.

     The Nine months ended December 31, 1996 revenue of $718,343 was an increase by $98,646 or (15.9%) over the same period a year-ago. This increase was the result of an increase in operating revenues of $96,510 or (20.7%) and an increase in merchandise revenue of $2,136 or (1.4%) over the same period ended December 31, 1995. The increase is due to the three new programs (Fun Bubble's Summer Day Camp, After School Program and Little Miss Fun Bubble Pageant). These programs started in the second quarter of fiscal 1996, which brought more children into the facility on a daily basis. The programs provided further exposure to our already established programs, as well generated additional revenue on their own.

     Operating expenses for the nine months ended December 31, 1996 increased by $132,069 or (20%) and for three months by $52,846 or (21.5%), compared to the same period a year-ago ended December 31, 1995. This increase was primarily caused by new staffing salaries, additional lease payments, and additional costs resulting from the new programs implemented.

     Selling, general and administrative expenses, have also increased to $37,002 or (61%) for the quarter, and $132,569 or(20.3%) for nine months ended December 31,1996 as compared to the same period ended December 31,1995. The increase is due to marketing expenses, professional fees and other corporate expenses. The Company now has the corporate overhead in place which will enable it to support additional facilities.

     Cost of merchandise sold amounted to 69.3% of merchandise revenue during the quarter ended December 31,1996 compared to 39.6% for the same period ended December 31,1995 and 68.7% of merchandise revenue during the nine months ended December 31,1996 compared to 61.1% in nine months ended December 31,1995. Cost of merchandise sold varies based on product mix and value discounts earned.

     During the three months and the nine months ended December 31,1996 the Company incurred a net loss of $124,161 or($0.05) per share, and $260,216 or ($0.11) per share respectively as compared with $132,610 or($0.07) per share, and $307,640 or($0.17) during the comparable period a year-ago December 31,1995. The primary reason for the decrease in the net loss and net loss per share was the result of an increase in revenues over operating expenses. In addition to the new programs implemented and decreased corporate expenses for the three months and nine months ended December 31,1996 to the comparable three months and nine months in 1995.


Financial Condition

     At December 31,1996 the Company had working capital of $2,587,308 and shareholders' equity of $3,525,404.

         During the nine months ended December 31,1996 the Company used cash for operating activities of $451,175 a compared with cash used of $62,669 for operating activities during the comparable of nine months in 1995. The increase in cash used of $388,506 is primarily due to IPO related expense, decrease in accounts payable and accrued officer's compensation. The Company acquired fixed assets of $131,447 and $34,805 during the nine month ended December 31,1996 and 1995, respectively. Cash was provided by financing activities of $127,609 during the nine month ended December 31,1995 and $3,110,071 during the nine month ended December 31,1996.

     At this time, the Company has commitments for the acquisition of play equipment and construction for an additional facilities. The proceeds from the initial public offering will be used primarily for the opening of additional facilities and working capital. In January 1997 the Company signed a lease to build a 15,000 square ft. facility in East Brunswick, New Jersey.

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

                           Part II - Other Information

ITEM 1.  Legal Proceedings.  None.

ITEM 2.  Changes in Securities.  None.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.

            (a)  None.

            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   February 20, 1997

                           Fun Tyme Concepts, Inc.


                           By: \s\ Daniel Catalfumo
                           Daniel Catalfumo, President


                           By: \s\ Richard Rosso
                           Richard Rosso, Treasurer

FINANCIAL DATA SCHEDULE


PERIOD-TYPE                          9 MOS

FISCAL-YEAR-END                      MARCH 31,1997

PERIOD-START                         APRIL 1,1996

PERIOD-END                           DECEMBER 31,1996

CASH                                 2,594,045
SECURITIES                                   0
RECEIVABLES                             10,033
ALLOWANCES                                   0
INVENTORY                               17,410
CURRENT-ASSETS                       2,653,611
PP&E                                 1,129,996
DEPRECIATION                           218,365
TOTAL-ASSETS                         3,693,322
CURRENT-LIABILITIES                     66,303
BONDS                                        0
COMMON                                   2,676
PREFERRED-MANDATORY                          0
PREFERRED                                    0
OTHER-SE                             3,522,728
TOTAL-LIABILITY-AND-EQUITY           3,693,322
SALES                                  718,343
TOTAL REVENUE                          718,343
CGS                                    106,344
TOTAL COST                             922,954
OTHER-EXPENSES                               0
LOSS-PROVISION                               0
INTEREST-EXPENSE                        10,057
INCOME-TAX                               6,004
INCOME-CONTINUING                     -260,216
DISCONTINUED                                 0
EXTRAORDINARY                                0
CHANGES                                      0
NET-INCOME                            -260,216
EPS-PRIMARY                              -0.11
EPS-DILUTED                              -0.11
