Form 10QSB/A
period 1996-12-31
FUN TYME CONCEPTS INC
filed 1997-04-01
CIK 944897

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

            (a)  Exhibit 27 Financial Data Schedule.

            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   March 31, 1997

                           Fun Tyme Concepts, Inc.


                           By: \s\ Daniel Catalfumo
                           Daniel Catalfumo, President


                           By: \s\ Richard Rosso
                           Richard Rosso, Treasurer

                            Fun Tyme Concepts, Inc.

                                   Exhibit 27
                             Financial Data Schedule
                           Article 5 Of Regulation S-X

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
