Form 10KSB
period 1997-03-31
FUN TYME CONCEPTS INC
filed 1997-07-16
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-27542

                             FUN TYME CONCEPTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

New York                                   11-3157259
(State or Other Jurisdiction of
Incorporation or Organization)             (I.R.S. Employer Identification No.)

                 290 Wild Avenue, Staten Island, New York 10314
                    (Address of Principal Executive Offices)

                                 (718) 761-6100
              (Registrant's Telephone Number, Including Area Code)

               Securities registered pursuant to Section 12(b) of
                                    the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
                                      NONE

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The Registrant's revenues for its fiscal year ended March 31, 1997 were $949,910.

         The aggregate market value of the voting stock on June 10, 1997 (consisting of Common Stock, par value $.001 per share) held by non-affiliates was approximately $492,289, based upon the average bid and asked prices for such Common Stock on said date ($.313), as reported by a market maker. On such date, there were 2,512,465 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

         Fun Tyme Concepts, Inc. ("the Company") is a New York corporation which was organized in April 1993. The Company commenced operations with the construction of its first Fun Bubble play center in October 1994, in Staten Island, New York. Two of the Company's wholly owned subsidiaries recently entered into lease agreements and expect to open two additional Fun Bubble play centers, one in Edmonton, Canada and one in East Brunswick, New Jersey, by August 1, 1997 and September 1, 1997, respectively. Each Fun Bubble shall be designed based on a theme unique in comparison to the themes of the others: the Staten Island Fun Bubble focuses on space; the East Brunswick Fun Bubble will focus on the future; and the Edmonton Fun Bubble will emphasize the jungle.

         While the Company's business plan has focused, thus far, on children's educational and play facilities and has targeted children ages twelve years old and under, the Company is currently in the preliminary and conceptual stage of research with respect to virtual reality play facilities for older children and for adults. Since this latter idea is merely in the conceptual design phase, there can be no assurance that the Company will proceed beyond this stage and in fact design such facilities geared to older children and adults.

Initial Public Offering

         On August 15, 1996, through State Street Capital Markets Corp. ("State Street"), the Company consummated an initial public offering ("IPO") of 1,250,000 units, each unit comprising one share of Common Stock, par value $.001, and one redeemable Common Stock Purchase Warrant, at a purchase price of $6.25 per unit, inclusive of 800,000 shares of Common Stock sold by the Company, 200,000 shares of Common Stock sold by certain security holders and 250,000 shares of Common Stock and 1,250,000 warrants sold by a certain selling security holder.

         Net proceeds to the Company from the IPO approximated $3,328,242. Also in connection with the IPO, the Company sold to State Street warrants to purchase 125,000 units. The over-allotment option was not exercised. The net proceeds of the IPO were apportioned as follows: (i) approximately $205,000 has been used to date for the costs associated with the demolition and construction associated with the opening of the two new Fun Bubbles: one in East Brunswick, New Jersey and one in Edmonton, Canada;(ii) $36,000 was used to purchase the assets of the Edmonton, Canada facility and (iii) the balance is being used for the Company's working capital needs.

         In August 1996, State Street ceased operations. The lack of market support by the Company's underwriter and principal market maker limited the liquidity of the Company's securities and decreased market quotations to a point whereby the units were trading below

$1.00. As a result of this continued low trading, though the Company strove to keep its securities listed on the Nasdaq SmallCap Stock Market, Nasdaq delisted the securities on April 7, 1997, at which time the Company's securities began trading on the OTC Bulletin Board.

         In keeping with its attempt to increase stockholder value and the liquidity of its securities, the Company has actively sought, and continues to seek, market makers for its securities. In October 1996, by correspondence agreed to and acknowledged in writing by State Street, the Company terminated its underwriting agreement with same.

Background

         In 1993, the founders of the Company began to research the children's entertainment industry and, in doing so, joined the International Association of Amusement Parks and Attractions. They attended trade shows and seminars and visited many other children's entertainment facilities. They noticed that most facilities had limited floor space and low ceilings which limited the space for the larger children's toys and which gave most of the stores a closed-in feeling. After estimating the possibilities, the founders decided that building a facility in an air supported dome with a 40 foot ceiling would create an airy uncluttered environment, and, with the help of a manufacturer of pneumatically inflated domes, in 1993, the Company designed a dome unit that would have a 40 foot ceiling. In October 1994, the Company opened its first Fun Bubble in Staten Island, New York. See "Staten Island, New York Fun Bubble."

Outlook

         The Company plans to expand its business operations by seeking to open additional Fun Bubbles, similar to the Staten Island Fun Bubble, in other locations. These Fun Bubbles will be either under pneumatic domes or in traditional building structures. In either event, the Company will seek to incorporate high ceilings and large space in keeping with its initial concept. The Company intends to open Fun Bubbles in or near locations that are family oriented, in areas that have large populations of children under the age of 12, and/or in areas with higher than average disposable income. The proceeds from the Company's IPO were earmarked to enable the Company to open three additional Fun Bubbles, each of which is expected to combine various elements of a children's entertainment center along with indoor recreational and educational facilities and specifically designed toddler programs. The Company has made plans to open two new Fun Bubbles, one in East Brunswick and another in Edmonton, Canada, and intends to seek other locations at which it might open additional Fun Bubbles.

         The Company encourages the participation of parents and/or guardians with their children and to this end has designed a play maze and other play equipment which will allow children and their parents and/or guardians to play together. Management believes that the Staten Island Fun Bubble is designed to provide a fun, safe, reliable, and interactive environment whereby children can exercise their bodies and minds and acquire certain necessary skills. It is Management's intention that each Fun Bubble provide such an environment. Each Fun Bubble will be geared toward enhancing a child's (i) hand, eye, and muscle coordination; (ii) motor skills; (iii) flexibility; and (iv) social skills. The Company plans to continuously update its facilities to meet children's recreational and educational needs in a stimulating, safe, and fun arena. See "Toddler and Pre-School Programs."

Staten Island, New York Fun Bubble

         The Staten Island Fun Bubble, which opened in October 1994, is constructed under a pneumatic translucent dome with 40 foot ceiling heights, similar to those used for tennis courts. Although the Company intends to open additional Fun Bubbles under similar structures, it may also operate Fun Bubbles in traditional building structures. The Staten Island Fun Bubble charges an admission fee of $6.95 per child; there is no admission fee for adults accompanying children.

         The Fun Bubble has (i) an environmentally controlled, supervised "Open Air Atmosphere" which is climate controlled throughout the seasons; (ii) a party play center for kids twelve years old and under, which includes athletic games and games of skill; and (iii) a three level soft-sculptured modular foam play maze. All activities are designed with safety in mind and are continuously supervised by the Company's trained employees. The children purchase tokens to play skill games and receive points at the end of each game. These points may be redeemed at any time to receive a prize at the merchandise and concession counter. See "Safety and Arcade Redemption Systems."

         In addition to the foregoing, the facility also includes private party rooms, a snack bar, and a sound proof television lounge for parents. The party rooms can be reserved for birthdays and other group events. The Company offers a variety of party packages which combine all aspects of a celebration. The parents' lounge provides a quiet place for adults to retreat on occasion while their children play: it includes a television and a large clear window for viewing the play area.

         In fiscal year 1997, the Staten Island Fun Bubble was remodeled in keeping with the Company's desire to effect an outer space theme. Accordingly, all equipment was redesigned with space and spaceships as the focus.

East Brunswick, New Jersey Fun Bubble

         In December 1996, the Company formed a wholly owned subsidiary, Fun Tyme of East Brunswick, Inc. ("FTEB"). On January 21, 1997, FTEB it signed a lease to open an 18,000 square foot Fun Bubble in the Miracle Mall in East Brunswick, New Jersey. The Company is in the process of renovating a movie theater therein to bring this area its largest children's entertainment facility. The Miracle Mall is a 120,000 square foot landmark center in the heart of East Brunswick's most active regional shopping area. This mall includes 18 centrally anchored stores and is adjacent to Tices Lane on which an additional 700,000 square feet of retail stores are situated. The movie theater was chosen because of its high ceilings and existing layout, both of which will enable the Company to retrofit the space into its "Fun Bubble" concept. The Company shall create a theme fantasy playland for children which shall include state of the art soft-sculptured play equipment and high-tech interactive games.

         While the Company initially estimated that the East Brunswick Fun Bubble would open in the spring of 1997, delays in obtaining building permits and use variances resulted in a postponement of the opening. The Company now expects to begin operating the facility in September 1997.

Edmonton, Canada Fun Bubble

         In February 1997, the Company formed a wholly-owned subsidiary, Fun Tyme of Edmonton, Inc. ("FTE"). FTE purchased the assets of a pre-existing facility in Edmonton, Canada. This facility was in bankruptcy, and the asset purchase by the Company was effected on May 20, 1997 by and between FTE and Browning Smith Inc., trustee of the estate in bankruptcy.

         On May 21, 1997, upon approval of Browning Smith Inc., FTE and the lessor of the former facility executed a lease for the premises which FTE is in the process of renovating to encompass one of the Company's unique themes. Though the Company estimated that the facility would open in April 1997, delays caused by ongoing lease negotiations resulted in a postponement of the opening of the Fun Bubble. The Company now expects to begin operating the facility in August 1997.

Marketing

         The Company has incurred marketing expenses in purchasing cable television and radio advertising time, local newspaper and magazine print advertisements, and brochures which it has disseminated at its Staten Island Fun Bubble. As the Company expands to add additional locations, it intends to increase its advertising and marketing activities: it expects to contact local school systems, clubs, and religious organizations to organize events for children and attract target groups of children to its Fun Bubbles.

Suppliers

         Operation of the Fun Bubbles is contingent upon the ability of the Company to purchase and lease equipment from suppliers. Though the Company intends to purchase most of the play equipment it requires for each facility, it may lease certain pieces of equipment which are either (i) untested for consumer acceptance; (ii) unavailable by the manufacturer for sale; or (iii) believed by the Company to be only a fad. The Company will purchase one play maze (discussed above), at an estimated cost of $250,000 for each facility. Currently, the Company has one vendor which supplies pneumatic domes. While loss of this supplier might have a detrimental effect on the Company since its Staten Island Fun Bubble utilizes a pneumatic dome, the Company believes there are other suppliers of such domes. The Company also believes that there are many vendors and suppliers of the games and equipment it purchases and leases. The Company believes it will continue to be able to purchase and lease equipment in the future at prices and on terms similar to those at which it presently does so. If conflicts arise or there is a void of vendors and suppliers, the Company's operation will suffer to a degree.

Competition

         The children's amusement industry is a highly competitive industry in which the Company competes with several large national chains such as the Discovery Zone and Chuck E. Cheese, both of which have multiple locations. While the Discovery Zone has filed for bankruptcy protection and has closed many of its locations, it nonetheless remains a competitor to the Company.

         The Company also competes with many other small companies which have individual amusement center locations providing basically the same services as the Company. The Company believes that many of its competitors have (i) more extensive research and development and marketing and customer support capabilities; and (ii) greater financial, technological, and other resources than those of the Company. Further, the Company does not believe there are any significant barriers to entry by new companies into this industry.

         The Company's Fun Bubbles will be directed at the highly competitive business of children's indoor recreation and educational facilities. Other competitors operate single unit operations with facilities similar to the Staten Island Fun Bubble in many metropolitan areas. The Company expects additional entities to enter into the market in the near future, some of which may have significantly greater resources than the Company has. The Company expects that its Fun Bubbles will naturally compete with other ventures similar to the Company's with respect to location, availability of new and distinct product and service offerings, and cost per visit.

         In addition to competing with other companies in the business of children's indoor amusement and educational facilities, the Company will compete for dollars spent on entertainment for children involving other types of amusement, sports, recreation, and fitness services such as park district programs, amusement parks, and specialty restaurants.

         The children's amusement industry is subject to rapid technological and innovative change. Competition from and among companies which provide amusement centers and other arenas for the amusement of children is characterized by continuous technological and innovative changes and advances. There can be no assurance that the Company will be able to keep pace with the technological and innovative developments in the industry or to implement changes in accordance with such developments; therefore, competitors may develop products which may make the Company's Fun Bubbles obsolete. Given that children's consumer preferences and tastes continually change, and thus children's entertainment products are often limited in life cycle, the success of the Company is dependent on its ability to adapt to such fads.

Safety and Arcade Redemption Systems

         The Company is very concerned about the safety of the children entering its Fun Bubbles. Accordingly, it has designed the Staten Island Fun Bubble, and intends to design all additional Fun Bubbles, to guard against (i) injuries to children using the facilities; (ii) children leaving the facilities unaccompanied; and (iii) children leaving the facilities without the parent and/or guardian with whom they entered. As additional precautions, the Company will continue to purchase only the type of play equipment it deems safe and will provide constant supervision over its young patrons in order to minimize injuries.

Electronic

         One measure the Company has taken to ensure the safety of children visiting its Fun Bubbles involves the use of a child safety alarm system. The goal of this system is to prevent a child from leaving the Fun Bubble without his supervising adult. To accomplish this goal, the Company provides electronic tags for each child entering the facility. These electronic tags are attached to the child's clothing. When a child leaves the Fun Bubble with his supervising adult, the electronic tag is removed. At each exit of the Fun Bubble, the Company has installed electronic arches which sound an alarm if a child whose tag has not been removed attempts to leave the facility.

Wristband System

         An additional safety concern of the Company is that a child only leave with the adult who brought him to the Fun Bubble. To achieve this goal, no adult is admitted to a Fun Bubble unless he is accompanied by a child. In addition, the Company provides individually numbered and bar coded wristbands which fasten around the wrists of each adult and child who enter the facility. Each adult's wristband number and bar code correspond with the wristband and bar code of each child the adult is supervising. When an adult leaves the facility with a child, the adult will only be allowed to take the child whose wristband number and bar code correspond to the adult's.
(These bar coded wrist bands are also used for children to accrue points in order to receive prizes and memorabilia when playing the skill games.) By following this procedure, the Company hopes to prevent a child from leaving the facility without his supervising adult.

 Toddler and Pre-School Programs

Mommy & Me

         The Company, as part of the services it makes available to the public, has developed with its consultants a toddler program called "Mommy & Me." Parents with children ages twelve to eighteen months attend class together at the Fun Bubble on a weekly basis for nine weeks, at a cost ranging from $168.00 to $250.00 per child, the cost depending on the number of hours per week parents and children attend. In this program, children participate in activities which focus on socializing, singing, exercising, and playing in the Company's specially designed toddler play area. As children reach eighteen months, the classes include creative arts and crafts programs. Children work with materials such as paints, glue, and beads. After class ends each week, the children are invited to play at the Fun Bubble with their parents. The Company offers Mommy & Me programs for children up to the age of 4 1/2 years old. Each child who enrolls will receive an identification card and during class hours will be required to wear an electronic tag as part of the child safety alarm system. These programs are designed and run primarily by two consultants to the Company, pursuant to the terms of a consulting agreement. These consultants have been designing and instructing the Mommy & Me class for several years at other locations.

Separation Classes

         Another program the Company provides is a series of "Separation Classes." These classes have been designed, and are run at the Fun Bubble, by the same consultants who designed and now teach the Mommy & Me classes. These classes are designed for children who soon will be experiencing their first separation from their parents. The classes focus on topics such as sharing, manners, food groups, recognizing letters and numbers, shapes and colors, worksheets, play stations, creative arts and crafts projects, special theme weeks, and holiday parties. The classes meet from one to two times a week for 2 1/2 hours at a time for nine weeks, at a cost ranging from $110.00 to $190.00 per child. The classes are open to children two to five years of age. Each child who enrolls receives an identification card and, during class hours, is required to wear an electronic tag as part of the child safety alarm system. After class ends each week, the children are invited to stay at the Fun Bubble and play.

Theme Parties/Dances

         The Company has begun a weekend program of holding theme parties and dances at the Staten Island Fun Bubble for children ages nine to thirteen years old. These events require advance ticket purchase and age identification. The Fun Bubble provides early evening entertainment including live or disc jockey music, dancing, refreshments, and various games and activities for which prizes may be awarded. The parties and/or dances typically begin at the close of the Company's general operating hours and continue until approximately 10:00 p.m.

Day Camp

         The Company also has developed a day camp called "Camp Fun Bubble" which provides four different day camp programs for different age groups. The program for children two to three years old is called the "playfull summer" camp and is a two hour on premise program offered either two or three times per week during either a four, six, or eight week period. This camp is an extension of the Mommy and Me program, except that the parents choose whether or not to participate. The camp is headed by the Mommy and Me program consultants.

     The "junior camp" is for children three to four years old and provides on premises activities from either 9 a.m. to 12 p.m. or 1 p.m. to 4 p.m., three to five days per week, for a four, six, or eight week period.

         The "day camp" is for children four to ten years old and provides activities, on and off premises, from 9 a.m. to 4 p.m., three to five days per week, during either a four, six, or eight week period. The day camp is run by board of education certified teachers and includes bus transportation, lunch, and regular camp type activities including sports and crafts.

         The "traveling camp" is for children ages eleven to fourteen years old and provides off-site activities three to five times per week for a four or eight week period. These activities are also chaperoned by school teachers.

Air Structure

         The Company's Staten Island Fun Bubble is constructed of a high strength membrane which achieves its structural integrity and stability in space by pretensioning with internal air pressure. The air structure is shaped to provide an even distribution of load and stress. This system basically consists of an inflated fabric envelope, an air supply system, controlled means of access and egress, and an appropriate anchorage system.

Seasonality

         The Company believes that its business may be considered seasonal and that a large portion of its revenues and profits will be derived during the fall and winter months. The Company believes that outdoor amusement centers and theme parks will take business away from the inside amusement centers during the spring and summer months. In the approximately twenty months since the Company has been operating (since October 1994), the Company has observed that the busier months have been in the fall and winter: the spring and summer months have shown a decline in revenues. See "Day Camp."

Insurance

         In view of the nature of the activities conducted in an amusement center, there are inherent risks of exposure to certain personal injury liabilities including product liability and negligence claims resulting from injury caused by the use of, or items purchased in, the facilities. Accordingly, with respect to the Staten Island Fun Bubble, the Company currently carries general liability insurance in the amount of $1,000,000 and maintains an additional $1,000,000 umbrella policy. For the Edmonton, Canada facility, the Company carries a $5,000,000 general liability policy. For the East Brunswick, New Jersey facility, the Company maintains a $2,000,000 general liability policy and carries an additional $1,000,000 umbrella policy. The Company believes its insurance coverage is sufficient.

Government Regulations

         The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act, the latter of which empowers the Consumer Products Safety Commission ("the Consumer Commission") to protect children from hazardous toys and other articles used by children. Any determination by the Consumer Commission outlawing the use of the type of soft-sculpted modular foam or other toys provided for the children by the Company in its facilities would adversely affect the Company's ability to sustain its operations. Presently, the Company does not know of any alternative products to the soft-sculpted modular foam it currently uses; therefore, any restrictions on its use would significantly adversely affect the Company and its operations. The Company also is required to comply with a wide range of other state and local rules and regulations applicable to its business. The ability of the Company to comply with the current and anticipated broad federal, state, and local regulatory network is essential and may be costly. The failure to comply with such regulations would have an adverse effect on the Company's operations.

Service Mark

         The Company relies on common law service marks for use of its name "Fun Bubble" at the Staten Island facility. The Company filed to register the Fun Bubble service mark in the United States, and its application was approved on April 3, 1996.

Research and Development

         During the last two fiscal years, the Company's President, Mr. Catalfumo, and its Vice President, Secretary, and Treasurer, Mr. Rosso have spent approximately seventy-five percent of their time on research and development of the indoor play facility market, the equipment utilized therein, possibilities for new play equipment, and new locations at which additional Fun Bubbles may be opened.

Employees

         As of March 31, 1997, the Company had two executive Officers and employed approximately ten full time employees and twenty-five part time employees. The Company has hired two managers for its Edmonton Fun Bubble and shall relocate two of its four Staten Island Fun Bubble managers to the East Brunswick facility. None of the employees of the Company is represented by a union. The Company considers relations with its employees to be good. With respect to payroll, the Company is under agreement with Employee Management, Inc. ("EMI"), a payroll service, whereby EMI issues all Company employee paychecks and provides medical coverage to Company employees at a cost to the Company which is less than the cost which the Company otherwise would incur were it to provide medical coverage on its own. The Company continues to utilize LaborChex Companies, a company located in Jackson, Missouri, to provide screening of each applicant prior to employment. The screening process informs the Company of the applicants' prior criminal histories, if any, their addresses for the past five years, and their social security numbers.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases approximately 31,000 square feet at 290 Wild Avenue, Staten Island, New York 10314, where the Staten Island Fun Bubble is located. The Company utilizes approximately 500 square feet of such space for its executive offices. The lease extends for a period of seven years, until June 30, 2000, at approximately $95,000 per annum, with annual scheduled rent increases of 4%. The lease term may be extended for two five year renewal terms, until June 30, 2010.

         In the event the first renewal term option is exercised by the Company, the rental payment shall be the greater of the fair market value and 104% of the prior year's rental payment (a 4% increase over such previous year's rental payment). In each year of the first renewal period, commencing on the second year of the five year renewal period, the yearly rental payment shall increase by 4% over the previous year's rent. In the event the second renewal term is exercised, the Company will be required to pay the fair market value of leasing the property for such renewal term.

         On December 31, 1996, FTEB entered into a lease agreement for the rental of approximately 18,000 square feet at the Miracle Mall located at Route 18 in East Brunswick, New Jersey, for the location of its East Brunswick Fun Bubble. The East Brunswick lease extends for an initial term of ten years, said term commencing one hundred twenty days after issuance of the required building permits for the work, improvements, and alterations required for the Company to open for business and expiring February 28, 2007 unless renewed at the Company's option. The annual rent due under the lease is as follows: $183,240 for the first five years of the lease; $206,145 for the second five years of the lease; $231,951 for the eleventh year, $230,888 for the twelfth through fifteenth years; and $260,964 for the final five years of the renewed lease.

         Another wholly owned subsidiary of the Company, FTE, also entered into a lease agreement, this one for the rental of approximately 4,063 square feet of space for the location of its Edmonton Fun Bubble. The lease term extends for a period of ten years, commencing April 1, 1997 and expiring March 31, 2007. The space is leased at an annual rent of $52,704 for the first thirty months of the lease term, $57,093 for the subsequent thirty months, $61,490 for the succeeding thirty months, and $65,880 for the final thirty months. The Company expects to open the Edmonton facility in August 1997.

ITEM 3.  LEGAL PROCEEDINGS

         In or about October 1996, the First Richmond Bank, S.B. ("plaintiff") commenced suit against the Company and its principals and their wives. The only parties served were the Company, Mr. Rosso, and Gemina Rosso. Mr. Catalfumo and Maria Catalfumo were never served. Plaintiff alleges in its complaint that the Company breached an equipment lease agreement with plaintiff (assignee of said lease agreement) and seeks (i) $162,753.96 in damages, in toto, against all parties; (ii) an order directing the Company to return the leased equipment to plaintiff; and (iii) attorneys' fees, interests, and costs. The Company has denied all allegations and has asserted a counterclaim against the plaintiff, in which it seeks damages, attorneys' fees, and costs. The counterclaim alleges that plaintiff committed acts of bad faith against the Company. The lawsuit is in the "discovery" phase, meaning that demands for documents and information in support of each party's claims have been made. Though compliance with these demands is required to the extent that such documents and information exist, as of this date, all discovery is stayed pending the court's decision on plaintiff's recent motion for summary judgment and the Company's cross-motion to dismiss plaintiff's complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During its annual meeting on April 24, 1997, shareholders voted for the reelection of Daniel Catalfumo, Richard Rosso, and Daniel Buchanan as Directors of the Company to serve until the next annual meeting or until the election of their respective successors. Votes were cast as follows: 2,186,457 votes were cast for each of the aforesaid nominees; 28,534 votes were withheld.

         Also during the annual meeting, 1,059,137 shares were voted in favor of a reverse split of the Company's outstanding shares on a 1 for 3 basis; however, 1,144,854 shares were voted against the split, and 11,000 shares abstained from voting; thus, the proposal to reverse split the shares was not approved.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Units were quoted on the SmallCap Market of the Nasdaq Stock Market until April 7, 1997, at which time Nasdaq delisted the Company's securities. The Company's Units are currently quoted on the OTC Bulletin Board. The following table sets forth representative high and low closing bid quotes as reported by a market maker for the Company's Units during the period August 1, 1996 through June 10, 1997. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

                                                                      Units
Calendar Period                                                        Low      High

08/01/96 - 09/30/96                                                    1        11 3/4
10/01/96 - 12/31/96                                                      1/4    2
01/01/97 - 03/31/97                                                      3/16   7/8
04/01/97 - 04/07/97(1)                                                  11/16   11/16
04/08/97 - 06/10/97(1)                                                   1/4    3/8


(1)  Effective  April  7,  1997,  Nasdaq  delisted  the  Company's   securities;
therefore, same have not been traded on Nasdaq since said date. As of April 8, 1997, the Company's securities have been traded on the OTC Bulletin Board.

         Each Warrant entitles the registered holder thereof to purchase, at any time during the period commencing on the separation date of the units, one share of Common Stock at a price of $5.25 per share, for a period of five years. The Warrants are redeemable by the Company at any time, commencing on the separation date, upon 30 days' notice at a redemption price of $.05 per Warrant, provided that the closing bid quotation of the Common Stock for at least 30 consecutive trading days ending on the third day prior to the date on which the Company gives notice has been at least 170% of the exercise price of the Warrants being redeemed.

         As of June 9, 1997, there were 83 holders of record of the Company's Common Stock, although the Company believes that there are approximately 500 additional beneficial owners of shares of Common Stock held in street name. As of June 10, 1997, the number of outstanding shares of the Company's Common Stock was 2,512,465.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         During the year ended March 31, 1997, revenues of the Company were $949,910 as compared with $897,522 during the year ended March 31, 1996. This increase of $52,388 (or 5.8%) can be attributed to an increase in operating revenues which resulted from the introduction of new attractions and programs at the Staten Island Fun Bubble. This increase was the result of a $66,525 (or 9.8%) increase in operating revenues and a $14,137 (or 6.4%) decrease in merchandise revenues from the same period ended March 31, 1996. The increase in operating revenues is due to the introduction of three new Fun Bubble programs (Summer Day Camp, After School Program, and Little Miss Fun Bubble Pageant). These programs started in the second quarter of fiscal 1996 and brought more children into the facility on a daily basis. The programs provided further exposure to the Company's already established programs and generated additional revenue on their own. The decrease in merchandise revenues was caused by a decrease in goods sold and the costs associated with the Company's giving away of merchandise as prizes.

         Operating expenses for the twelve months ended March 31, 1997 increased by $52,258 (or 5.8%) as compared to the same period ended March 31, 1996. This increase was primarily caused by increased costs including new staffing salaries for those employed at the new locations and additional costs resulting from the implementation of the three aforementioned new programs.

         Selling, general, and administrative expenses also increased to $436,693 (or by 134.2%) for the twelve months ended March 31, 1997 as compared to the same period ended March 31, 1996. This increase is due to certain marketing expenses and professional fees incurred by the Company in its search for potential new sites in the Tri-State area, in Canada, and in China, which expenses and fees aggregated approximately $130,000. The Company now has the corporate overhead in place which will enable it to support additional facilities.

         Cost of merchandise sold amounted to 67.5% of merchandise revenues during the twelve months ended March 31, 1997 as compared to 61.8% for the same period ended March 31, 1996. Cost of merchandise sold varies based on product mix and value discounts earned.

         During the twelve months ended March 31, 1997, the Company incurred a net loss of $509,693 (or $0.21 per share) as compared with the net loss of $344,077 (or $0.19 per share) during the comparable period ended March 31, 1996. The primary reason for the increase in the net loss and net loss per share was an increase in operating expenses resulting from the

Company's search for potential new sites, its implementation of new programs, and an increase in corporate expenses for the twelve month period ended March 31, 1997, as compared to the comparable twelve month period ended March 31, 1996.

Financial Condition

         At March 31, 1997, the Company had working capital of $2,141,599 and shareholders' equity of $3,186,284.

         During the twelve months ended March 31, 1997, the Company used $564,777 in cash used for operating activities as compared with $92,654 cash used for operating activities during the comparable twelve month period ended March 31,1996. The increase of $472,123 is primarily due to expenses incurred in connection with the Company's search for new sites in the Tri-State area, in Canada, and in China, a decrease in accounts payable, and accrued officers' compensation. The Company acquired fixed assets of $303,328 and $87,191 during the twelve months ended March 31, 1997 and 1996, respectively. Cash was provided by financing activities of $226,032 during the twelve months ended March 31, 1996 and $3,015,717 during the twelve months ended March 31, 1997.

New Accounting Pronouncement:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. The issuance of antidilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

ITEM 7.           FINANCIAL STATEMENTS

         See attached financial statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT

Executive Officers and Directors

         The executive Officers and Directors of the Company are as follows:

         NAME                               AGE      POSITION

         Daniel Catalfumo                   40       President, Chief Executive Officer,
                                                     and Director

         Richard Rosso                      40       Vice President, Secretary,
                                                     Treasurer, and Director

         Daniel Buchanan                    51       Director


     All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. The Executive Officers are elected annually by the Board of Directors, serve at the discretion of the Board of Directors, and hold office until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining Directors.

     Daniel Catalfumo has been the President and a Director of the Company since its inception in 1993. From 1982 to November 1994, Mr. Catalfumo was the sole shareholder, Officer, and Director of Professional Tile Contracting Co., a tile contracting company located in Brooklyn, New York.

     Richard Rosso is Mr. Catalfumo's uncle. He has been the Secretary, Treasurer, and a Director of the Company since its inception in 1993. He became the Vice President of the Company in April 1997. From 1983 to November 1994, Mr. Rosso was the owner of Dynamic Dental Labs located in Brooklyn, New York. Mr. Rosso operated Dynamic Dental Labs, which serviced over 1,000 area dentists, for over ten years.

     Daniel Buchanan was engaged as a consultant to the Company and elected as a Director in December 1995. Since 1990, Mr. Buchanan has been the President of Delta Play Ltd., a

Canadian Corporation which manufactures children's play equipment, including the soft-sculptured modular foam play mazes used by the Company.

         As permitted under the New York Business Corporations Law, the Company's Certificate of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duties as Directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against Directors for negligent or grossly negligent actions which Directors may take or for Directors' actions which violate their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against Directors and other types of shareholder litigation.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and any persons who beneficially own more than ten (10%) percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. No person who, during the year ended March 31, 1997, was a Director, Officer, or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 ("the Act") failed to file on a timely basis reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon the Company's review, during the most recent fiscal year, of (i) Forms 3 and 4 as furnished to the Company under Rule 16a-3(d) under the Act; (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year; and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(6) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 1997, 1996, and 1995 to each of the named Executive Officers of the Company.



                           Summary Compensation Table
                               Annual Compensation

                                                                                               Shares
Name and Principal           Year End                                         Other Annual     Underlying
Position                     March 31         Salary($)       Bonus($)        Compensation     Options
-----------------------      --------         ---------       --------        ------------     -------

Daniel Catalfumo             1997             110,000         $1,000 (1)      $12,000 (2)      30,000(3)
 President and               1996             75,489
 Director                    1995             15,235

Richard Rosso                1997             110,000         $1,000 (1)      $12,000 (2)      30,000(3)
 Vice President, Sec.,       1996             86,553
  Treas., and Director       1995             15,235
--------------------------

(1) In December 1996, the Company issued a $1,000 cash bonus to each Officer. The Company did not meet the financial requirements for bonuses to be issued under their employment agreements.

(2) The Company leases automobiles, at approximately $1,000 per month for Messrs. Catalfumo and Rosso.

(3) In December 1996, the Company granted Messrs. Catalfumo and Rosso options each to purchase 5,000 shares of the Company's Common Stock at an exercise price of $0.62 per share. In March 1997, the Company granted Messrs. Catalfumo and Rosso options each to purchase 25,000 shares of the Company's Common Stock at an exercise price of $0.69 per share.

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                (Individual Grants)

====================================================================================================================================

                                            Individual Grants
------------------------------------------------------------------------------------------------------------------------------------

(a)                              (b)                           (c)                      (d)                     (e)

                                                               % of Total
                                 # of Securities               Options/SAR'
                                 underlying                    s Granted to             Exercise or
                                 Options/SAR's                 Employees in             Base
                                 Granted (1)                    Fiscal Year             Price ($/SH)
Name                                                                                                            Expiration
                                                                                                                Date
------------------------------------------------------------------------------------------------------------------------------------

Richard Rosso                     25,000                       50%                      $.69                     03/31/02
                                  5,000                                                 $.62                     12/30/01
===================================================================================================================================

Daniel Catalfumo                  25,000                       50%                      $.69                     03/31/02
                                  5,000                                                 $.62                     12/30/01
====================================================================================================================================


         The following table contains information with respect to employees of the Corporation concerning options held as of March 31, 1997.

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

====================================================================================================================================

(a)                              (b)                    (c)                      (d)                       (e)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Value of
                                                                                 Number of                 Unexercised
                                                                                 Unexercised               In-The-Money
                                                                                 Options/SAR's             Options/SAR's
                                 Shares                                          at FY-End (#)             at FY-End ($)
                                 Acquired on            Value                    Exerciseable/             Exerciseable/
Name                             Exercise (#)           Realized ($)             Unexerciseable            Unexerciseable (1)
----                             ------------           ------------             --------------            ------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 25,000/0                  0/0
Richard Rosso                          -                        -                  5,000/0                 350/0
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 25,000/0                  0/0
Daniel Catalfumo                       -                        -                  5,000/0                 350/0
====================================================================================================================================


     (1) Based upon the closing price for the Common Stock on March 31, 1997 ($.69), as reported by a market maker.

Employment and Consulting Agreements

         In April 1995, the Company entered into employment agreements with both of its Officers, Mr. Catalfumo and Mr. Rosso. Such Officers are employed full time by the Company and pursuant to the terms of their agreements, shall receive compensation at a rate of $100,000 annually, with yearly escalations during the term of the agreement. The agreements are of five year duration and expire in April 2000. Pursuant to the terms of the agreements, Messrs. Catalfumo and Rosso are to receive yearly bonuses in an amount equal to (i) five percent (5%) of the Company's first $200,000 of after-tax profit; (ii) seven and one half percent (7 1/2%) of the Company's next $200,000 to $400,000 of after-tax profit; and (iii) ten percent (10%) of any after-tax profit over $400,000.

         In December 1995, the Company entered into a two year consulting agreement with Mr. Buchanan pursuant to which Mr. Buchanan agreed to provide the Company with consulting and advisory services in locating, designing, and building additional Fun Bubble facilities and in informing the Company as to changes and innovations in the children's entertainment industry. Pursuant to the terms of the consulting agreement, the Company issued Mr. Buchanan 15,000 restricted shares of Common Stock under its 1995 Senior Management Incentive Plan. As of June 30, 1997, all shares are fully vested.

1995 Senior Management Incentive Plan

         In February 1995, the Board of Directors adopted the Senior Management Incentive Plan ("the Management Plan"), which was adopted by shareholder consent. The Management Plan provides for the issuance of up to 150,000 shares of the Corporation's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive Officers and other key employees of the Company.

         The adoption of the Management Plan was prompted by the Company's desire (i) to attract and retain qualified personnel, whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential, by encouraging those persons to acquire equity in the Corporation; and (ii) to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive Officers, key employees, and consultants without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executives, key employees, and consultants a personal interest in the Company's growth and success through the grant of stock options and/or other rights pursuant to the Management Plan. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice Chairman, Chief Executive Officer, Chief Operating Officer, President, and Vice President of the Company), key employees, and consultants who perform services of special importance to the Company will be eligible to receive compensation under the Management Plan. As of the date hereof, the Company's Officers and Directors number only three: Messrs. Catalfumo, Rosso, and Buchanan.

         A total of 150,000 shares of Common Stock have been reserved for issuance under the Management Plan. Pursuant to the terms of his consulting agreement with the Company, Mr. Buchanan received 15,000 restricted shares under the Management Plan, all of which shares have vested. Also pursuant to the Management Plan, options to purchase an aggregate of 30,000 shares were granted to each of Messrs. Catalfumo and Rosso. It is anticipated that awards made under the Management Plan will be subject to three year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

         Unless otherwise indicated, the Management Plan is to be administered by the Board of Directors or a committee of the Board, if such a committee is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as "the Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine (i) the recipients of the awards; (ii) the nature of the awards to be granted; (iii) the dates such awards will be granted;
(iv) the terms and conditions of the awards; and (v) the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a Director of the Company shall also be subject - in the event the persons serving as members of the Administrator of the Management Plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Exchange Act - to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required.

     The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted shall become exerciseable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares, and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which (i) would increase the total number of shares subject to such plan; (ii) extend the duration of such plan; (iii) materially increase the benefits accruing to participants under such plan; or (iv) change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of the shareholders entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

         Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights), and restricted stock purchase agreements.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth certain information at June 10, 1997 with respect to the beneficial ownership of Common Stock held by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each Director; and (iii) by all Officers and Directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed:


Title             Name and Address                                     Amount and Nature                           Percentage of
of Class          of Beneficial Owner                                  of Beneficial Ownership                     Class (1)
--------          -------------------                                  -----------------------                     ---------

common            Daniel Catalfumo (2)                                 572,365                                     22.5%
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            Richard Rosso (3)                                    427,278                                     16.8%
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            Daniel Buchanan (4)                                  15,000                                      *
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            Imafina, S.A. (5)                                    500,000                                     18.1%
stock             Route de Beaumont
                  4 case 952 ch 1700
                  Fribourg, Switzerland

common            All Officers and Directors                           1,014,643                                   39.4%
stock             as a group (3 persons) (1)-(4)(9)
---------------------------------------------------------------------

*        Less than 1%

     (1) Includes a reduction in the number of shares outstanding from 2,676,000 to 2,516,000 due to the Company's buyback, the return of such shares to treasury is currently being undertaken. From February through April 1997, the Company repurchased an aggregate of 163,535 shares of its Common Stock at a total cost of $113,660.01. See "Certain Relationships and Related Transactions" and "Recent Developments."

     (2) Includes (i) an aggregate of 151,365 shares of Common Stock owned by members of Mr. Catalfumo's family, of which Mr. Catalfumo disclaims beneficial ownership; (ii) 5,000 shares underlying options presently vested and exerciseable; and (iii) 25,000 shares underlying options presently vested and exerciseable.

     (3) Includes (i) 6,278 shares of Common Stock owned by Mr. Rosso's parents, of which Mr. Rosso disclaims beneficial ownership; (ii) 5,000 shares underlying options presently vested and exerciseable; and (iii) 25,000 shares underlying options presently vested and exerciseable.

     (4) Mr. Buchanan and the Company entered into a restrictive share agreement whereby 3,750 shares vested 30 days from date of grant and 3,750 shares vested six months from the execution of the agreement and each six month period thereafter until the shares were fully vested. All shares are vested as of the date hereof.

     (5) Includes 250,000 shares of Common Stock and 250,000 shares of Common Stock issuable upon the exercise of outstanding warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1995, prior to the 19,000 to 1 stock split, the Company's initial investors, prior to the Company's IPO, returned to the Company's treasury an aggregate of 1,767,000 or 75% of the shares of Common Stock owned by such shareholders, on a pro-rata basis, and retained an aggregate of 589,000 shares of Common Stock. As compensation for the return of their shares of Common Stock, the investors received "piggyback" registration rights. At the same time, each Officer returned 361,000 shares of Common Stock to the Company's treasury, for no remuneration or compensation. In connection with the return of a portion of their shares of Common Stock held by the investors, the Company recorded a compensation charge of $229,500, which charge was based on the increase in percentage ownership of the Company received by the Officers.

     In July 1995, the Company issued a promissory note of $6,500 to Mr. Catalfumo. This note accrued interest at the rate of 18% per annum. During this period, Mr. Catalfumo advanced an additional $5,000 to the Company, which advance did not accrue interest. In addition, the Company issued notes in the amount of $6,500 and $17,000 to Sal Catalfumo and Frank Catalfumo, respectively, which notes accrued interest at the rate of 18% per annum. All of these notes and the advance from Mr. Catalfumo were repaid in August 1995. The proceeds of the loans were utilized for working capital.

         In December 1995, the Company entered into a two year consulting agreement with Mr. Buchanan pursuant to which Mr. Buchanan agreed to provide the Company with consulting and advisory services in locating, designing, and building additional Fun Bubble facilities and in informing the Company as to changes and innovations in the children's entertainment industry. Pursuant to the terms of the consulting agreement, the Company issued Mr. Buchanan 15,000 restricted shares of Common Stock under its 1995 Senior Management Incentive Plan. As of June 30, 1997, all shares are fully vested.

         The Company issued three promissory notes in the aggregate amount of $200,000, two notes in the aggregate principal amount of $100,000 in January 1996, and one note in the principal amount of $100,000 in February, 1996 to unaffiliated parties, bearing interest at 18% per annum. The principal amount of each note was payable together with accrued interest on the earlier of July 1, 1997 or the consummation of an IPO of the Company's securities. Initially the notes matured on the earlier of six months from issuance or the consummation of an initial public offering of the Company's securities. The Company requested that holders of the notes amend the term of maturity of the notes to the earlier of July 1997 and the consummation of an initial public offering. The two notes issued in January 1996 were personally guaranteed by the Company's Officers. The notes were repaid from the proceeds of the Company's IPO.

         In December 1996, the Company granted Messrs. Catalfumo and Rosso options each to purchase 5,000 shares of the Company's Common Stock at an exercise price of $0.62 per share. In addition, the Company issued $1,000 bonuses to each of Messrs. Rosso and Catalfumo. In March 1997, the Company granted Messrs. Catalfumo and Rosso each options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $0.69 per share. Both sets of options are exerciseable for a period of five years commencing on the date of grant.

         From February through April 1997, the Company repurchased an aggregate of 163,535 shares of its Common Stock at a total cost of $113,660.01. The shares are being returned to treasury as authorized but unissued.

     For information on the Company's compensation arrangements, see "Employment and Consulting Agreements."

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         All exhibits except those designated with an asterisk (*), which are filed herewith, have previously been filed with the Commission in connection with the Company's Registration Statement on form SB-2 under File No. 33-80931-NY, pursuant to 17 C.F.R 230.411, and are incorporated by reference herein.

 3.1     -        Certificate of Incorporation of the Company filed April 19, 1993.
 3.2     -        Certificate of Amendment to the Certificate of Incorporation of the Company filed
                  May 19, 1995.
 3.2(a)  -        Certificate of Amendment to the Certificate of Incorporation of the Company
                  dated February 7, 1996.
 3.3     -        By-Laws of the Company.
 4.1     -        Specimen of Common Stock Certificate.
 4.2     -        Specimen of Common Stock Purchase Warrant Certificate.
 4.5     -        Form of Common Stock Purchase Warrant Agreement.
10.2     -        Employment Agreement of Daniel Catalfumo.
10.3     -        Employment Agreement of Richard Rosso.
10.4     -        Lease Agreement and amendments one through four thereto, between the
                  Company and Block 2467 Lot 1 Associates.
10.5     -        The Company's Senior Management Incentive Plan.
10.7     -        Form of Lock-up Agreement.
         -        Equipment  lease  with  Delta  Play  Ltd.,  and the  guarantee executed by Daniel Catalfumo and Richard Rosso.
10.12    -        Consulting Agreement between the Company and Dan Buchanan.
10.13    -        Restricted Share Agreement between the Company and Dan Buchanan.
         -        Promissory note executed by Daniel Catalfumo and Richard Rosso issued to Delta Play Ltd., for equipment purchased.
         -        Lease  Agreement by and between  Manufacturer's  Lease Company and the  Company  and  personal  guarantees  of the  Company's officers.
10.3*    -        Lease Agreement for East Brunswick Fun Bubble and
                  Amendment thereto.
10.4*    -        Lease Agreement for Edmonton Canada Fun Bubble.
21.0*    -        List of all Company Subsidiaries.
22.0*    -        Inspector of Elections Report for April 24,1997 Annual Meeting.
27.0*    -        Financial Data Schedule.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of July 1997.


                                                         FUN TYME CONCEPTS, INC.


                                                        By: \s\ Daniel Catalfumo
                                                                Daniel Catalfumo
                                                          President and Director




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


\s\ Daniel Catalfumo                                 Chief Executive Officer                                      07/11/97
Daniel Catalfumo                                     President,and Director                                       Date


\s\ Richard Rosso                                    Vice President, Secretary, Treasurer,                        07/11/97
Richard Rosso                                        and Director                                                 Date


\s\ Daniel Buchanan                                  Director                                                     07/11/97
Daniel Buchanan                                                                                                   Date

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Fun Tyme Concepts, Inc.
Staten Island, New York


         We have audited the accompanying consolidated balance sheet of Fun Tyme Concepts, Inc. and subsidiaries as at March 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Fun Tyme Concepts, Inc. and subsidiaries at March 31, 1997 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
April 30, 1997

With respect to Notes A and D
May 21, 1997


                             FUN TYME CONCEPTS, INC.

                           CONSOLIDATED BALANCE SHEET

                              AS AT MARCH 31, 1997


                                   A S S E T S

Current assets:
   Cash and cash equivalents ....................................   $ 2,155,460
   Inventories ..................................................        32,020
   Prepaid expenses and other current assets ....................        92,194
   Due from officer .............................................         5,000
                                                                    -----------

          Total current assets ..................................     2,284,674

Property and equipment, net .....................................     1,044,879
Other assets ....................................................        84,072
                                                                    -----------


          T O T A L .............................................   $ 3,413,625
                                                                    ===========

                              L I A B I L I T I E S

Current liabilities:
   Accounts payable and accrued expenses ........................   $    78,093
   Customer deposits ............................................        16,030
   Current portion of capital lease obligation ..................        48,952
                                                                    -----------

          Total current liabilities .............................       143,075

Capital lease obligation (less current portion)  ................        60,583
Deferred rent ...................................................        23,683
                                                                    -----------

          Total liabilities .....................................       227,341
                                                                    -----------

                              STOCKHOLDERS' EQUITY

Preferred stock - par value $.01, authorized 500,000
   shares, none outstanding
Common stock - par value $.001, authorized 10,000,000
   shares, 2,676,000 shares issued and outstanding ..............         2,676
Additional paid-in capital ......................................     4,033,298
Deficit .........................................................      (760,047)
Treasury stock, at cost - 133,045 shares ........................       (89,643)
                                                                    -----------

          Total stockholders' equity ............................     3,186,284
                                                                    -----------

          T O T A L .............................................   $ 3,413,625
                                                                    ===========

                            The accompanying notes to
                           financial statements are an
                              integral part hereof.


                             FUN TYME CONCEPTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Year Ended
                                                               March 31,

                                                            1997           1996

Operating revenue ................................   $   744,196    $   677,671

Merchandise revenue ..............................       205,714        219,851
                                                     -----------    -----------

          Total revenues .........................       949,910        897,522

Operating expenses ...............................      (944,906)      (892,648)

Cost of merchandise sold .........................      (138,790)      (135,784)

Selling, general and administrative expenses .....      (436,693)      (186,463)
                                                     -----------    -----------

(Loss) from operations ...........................      (570,479)      (317,373)

Other income (expense):
   Other (expense)  ..............................        (4,930)

   Interest income ...............................        88,403          2,069

   Interest (expense) ............................       (11,892)       (25,842)
                                                     -----------    -----------

(Loss) before income taxes .......................      (498,898)      (341,146)

Provision for income taxes:
   Current tax expense ...........................        10,795          2,931
                                                     -----------    -----------


NET (LOSS)  ......................................   $  (509,693)   $  (344,077)
                                                     ===========    ===========


Net (loss) per share .............................   $     (0.21)   $      (.19)
                                                     ===========    ===========


Weighted average common shares and equivalents ...     2,410,795      1,816,195
                                                     ===========    ===========

                            The accompanying notes to
                           financial statements are an
                              integral part hereof.

                             FUN TYME CONCEPTS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                          Preferred Stock Common Stock

                                           Number                 Number
                                           of .                   of        Additional
                                           Shares     Par ($.01)  Shares    par $.001)    Paid-in                 Treasury
                                           Issued     Amount      Issued    Amount        Capital    (Deficit)    Stock    Total


Balance - March 31, 1995 ..................                       1,361,000  $1,361       $1,132,541 $(420,090)            $713,812

Issuance of preferred stock ...............150,000    $1,500                              259,976                          261,476

Reclassification of S Corp. losses ........                                               (513,813)  513,813               - 0 -

Conversion of preferred stock .............(150,000)  (1,500)     500,000    500          1,000                            - 0 -

Issuance of shares under the
management incentive plan .................                       15,000     15           52,485                           52,500

Net (loss) for the year ...................                                                          (344,077)             (344,077)

Balance - March 31, 1996 ..................- 0 -       - 0 -      1,876,000  1,876        932,189    (250,354)             683,711

Issuance of common stock ..................                       800,000    800          3,101,109                       3,101,909

Purchase of 133,045 shares ................                                                          $(89,643)              (89,643)

Net (loss) for the year ...................                                               (509,693)                        (509,693)

BALANCE - MARCH 31, 1997 ..................- 0 -      $- 0 -      2,676,000  $2,676       $4,033,298 $(760,047) $(89,643) $3,186,284

                            The accompanying notes to
                           financial statements are an
                              integral part hereof.


                             FUN TYME CONCEPTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Year Ended
                                                                                     March 31,
                                                                               1997          1996
Cash flows from operating activities:
   Net (loss) ......................................................   $  (509,693)   $  (344,077)
   Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
       Compensation charge .........................................        52,500
       Depreciation and amortization ...............................       113,236         90,414
       (Increase) decrease in inventories ..........................       (17,285)         2,704
       (Increase) decrease due from officers .......................        (5,000)         6,156
       (Increase) decrease in prepaid expenses
         and other current assets ..................................       (64,559)         5,887
       (Decrease) increase in accounts payable .....................       (53,364)        54,549
       Increase in customer deposits ...............................         1,022          4,083
       Increase in deferred rent ...................................         1,123          4,873
       (Decrease) increase in deferred
         officers' compensation ....................................       (30,257)        30,257
                                                                       -----------    -----------

           Net cash (used in) operating
             activities ............................................      (564,777)       (92,654)
                                                                       -----------    -----------

Cash flows from investing activities:
   Acquisitions of fixed assets ....................................      (303,328)       (87,191)
   (Increase) in deposits ..........................................       (32,084)        (1,224)
   (Increase) in cash surrender value of
     officers' life insurance ......................................       (26,664)
                                                                                      -----------

           Net cash (used in) investing
             activities ............................................      (362,076)       (88,415)
                                                                       -----------    -----------

Cash flows from financing activities:
   Proceeds of issuance of preferred stock
     and warrants ..................................................       261,476
   Proceeds from issuance of common stock ..........................     3,328,242          8,300
   Proceeds of notes payable to stockholders .......................        35,000
   Proceeds (repayment) of notes payable ...........................      (200,000)       200,000
   Repayments of capital lease obligations .........................       (21,414)       (13,779)
   Repayments of notes payable to stockholders .....................        (1,468)       (61,132)
   Payment of deferred registration costs ..........................      (203,833)
   Purchase of treasury stock ......................................       (89,643)
                                                                                      -----------

           Net cash provided by financing
             activities ............................................     3,015,717        226,032
                                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................     2,088,864         44,963

Cash and cash equivalents - beginning of
   period ..........................................................        66,596         21,633
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..........................   $ 2,155,460    $    66,596
                                                                       ===========    ===========

Supplemental schedule of noncash investing and financing activities:
     Equipment acquired by capital lease ...........................   $    64,870    $     4,524

Supplemental disclosures of cash flow information:
     Interest paid .................................................        11,892         19,877
     Taxes paid ....................................................        10,795          2,931

   The accompanying notes to financial statements are an integral part hereof.

(NOTE A) - The Company:

         Fun Tyme Concepts, Inc. (the "Company") operates a children's entertainment center in Staten Island, New York for children ages two through twelve under the trade name "Fun Bubble, Party/Play Center". The Company also operates a summer day camp program during the summer months which includes indoor and outdoor activities for children ages three to fourteen. As of May 1997, the Company signed two leases for the opening of new locations one in Edmonton, Canada and one in East Brunswick, N.J.

(NOTE B) - Summary of Significant Accounting Policies:

         [1]  Principles of consolidation:

                  The consolidated financial statements as of March 31, 1997 include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         [2]  Cash equivalents:

                  The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

         [3]  Inventories:

                  Inventories consist of food, beverage and souvenir items for sale at the "Fun Bubble" and are valued at the lower of cost, on a first-in, first-out basis, or market.

         [4]  Property and equipment:

                  Property and equipment are stated at cost. Depreciation of the respective assets is computed using the straight-line method over their estimated lives. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease, including expected renewal options.

         [5]  Customer deposits:

                  Customer deposits for parties are recorded as liabilities when received. Revenue is recognized when the event occurs.

         [6]  Advertising costs:

                  Advertising costs are charged to expense as incurred.


(continued)

         [7]  Income taxes:

                  The Company, initially, had elected to be treated as an S corporation pursuant to Section 1362 of the Internal Revenue Code for federal and state income tax purposes. As a result of this election, the income of such companies is generally taxed directly to the individual stockholders. After the issuance of preferred stock in August 1995, the Company became a C corporation and adopted Statement of Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes.

                  Losses incurred while an S corporation are not available as tax loss carryforwards to the C corporation since the tax benefits were passed through to the individual stockholders. S Corporation accumulated losses from inception (April 1993) to August 1995 of $513,813 were reclassified to paid-in capital as a result of the change from an S corporation to a C corporation.

         [8]  Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         [9]  Net loss per share:

                  Net loss per share is computed using the weighted average number of shares outstanding during the period. In accordance with Securities and Exchange Commission requirements, common shares issued during the twelve month period prior to the filing of the initial public offering have been included in the calculation as if they were outstanding for all periods of operations.

    [10]  Concentration of credit risk:

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high credit financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

    [11]  Stock based compensation:

                  During 1996, the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company elected to continue to apply APB 25 in accounting


(continued)
for its stock option incentive plans.

    [12]  Recently issued accounting pronouncements:

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 , "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for the Company's fiscal year ending March 31, 1998. The Company believes that SFAS 128 will not have a material impact on its financial statements.

(NOTE C) - Initial Public Offering:

         On August 15, 1996, the Company completed an initial public offering of 800,000 units for net proceeds of $3,101,909, each unit comprising one share of common stock and one warrant to purchase one share of common stock at $5.25 per share. The securities underlying the units became separately transferable in October 1996. A portion of the proceeds was used to repay promissory notes of $200,000 issued in January and February 1996 which bore interest at 18%.

(NOTE D) - New Facilities:

         In December 1996, the Company signed a lease agreement for the opening of a new location in East Brunswick, N.J. Through a wholly owned subsidiary, Fun Tyme of East Brunswick, Inc., the Company is planning to construct a play structure inside the leased building.

         In May 1997, the Company acquired the assets of a former children's entertainment facility in Edmonton, Canada in a bankruptcy proceeding. Through a wholly owned subsidiary, Fun Tyme of Edmonton, Inc., the Company acquired the assets for approximately $36,000 and entered into a lease agreement with the landlord of the facility.

(NOTE E) - Property and Equipment:

         Property and equipment are summarized as follows:

                              Estimated
                              Useful              March 31,
                              Lives               1997

Building - air structure . . .16 years            $ 179,650
Equipment and autos under
capital lease . . . . . .     3-5 years           150,394
Equipment. . . . . . . . . . .5 years             425,291
Furniture and fixtures . . . .7 years             6,877
Leasehold improvements . . .  15-16 years         532,156

T o t a l. . . . . . .                            1,294,368

Accumulated depreciation and
amortization. . . . . . . . .                     249,489
                                                  ----------

B a l a n c e. . . . .                            $1,044,879
                                                  ==========


(continued)

(NOTE F) - Prepaid Expenses and Other Current Assets:

         Prepaid expenses and other current assets consist of the following:

                  Prepaid insurance . . . . . . . .  $47,808
                  Other . . . . . . . . . . . . . .   44,386

                                                     $92,194


(NOTE G) - Other Assets:

         Other assets consist of the following at December 31, 1996:

                  Cash surrender value of officers'
                     life insurance (a) . . . . . .  $26,666
                  Deposits. . . . . . . . . . . . .   57,406

                                                     $84,072

         (a) The Company is the beneficiary of life insurance policies on the lives of the Company's two officers totaling $4,000,000.


(continued)

(NOTE H) - Leasing Arrangements:

         Operating leases:

         The Company has operating leases for its children entertainment centers expiring at various dates through March 31, 2007, some of which have renewal options. The Company is responsible for property taxes, maintenance and insurance under the leases.

         Future minimum lease payments, including expected renewal options, under noncancelable operating lease agreements are as follows:

              Year Ending
               March 31,

              1998 . . . . . . . . . . . . . .  $   324,421
              1999 . . . . . . . . . . . . . .       341,744
              2000 . . . . . . . . . . . . . .       348,170
              2001 . . . . . . . . . . . . . .       355,874
              2002 . . . . . . . . . . . . . .       360,480
              Thereafter . . . . . . . . . . .     4,986,900
                                                  ----------

                        Total minimum lease
                           payments. . . . . .  $6,717,589

         Operating lease rent expense for each of the years ended March 31, 1997 and March 31, 1996 was $98,603.

         Pursuant to one of the Company's operating leases, rent expense charged to operations differs from rent paid due to scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $23,683 at March 31, 1997. Rent expense is calculated by allocating total rental payments including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

         Capital leases:

         The Company is obligated under capital leases for play equipment, computer equipment and autos. The leases require monthly payments through August 1999 and have interest imputed at rates from 7% to 28%. The leases are collateralized by the underlying assets.



(continued)

         Future minimum lease payments required under these lease obligations are as follows:

                  Year Ended
                   March 31,

              1998. . . . . . . . . . . . . .  $ 66,470
              1999. . . . . . . . . . . . . .    48,948
              2000. . . . . . . . . . . . . .    18,398
                                               --------

              Total minimum lease payments. .   133,816
              Less amount representing
                         interest . . . . . . .  24,281

              Present value of net minimum
                 lease payments . . . . . . .   109,535
              Less current portion. . . . . .    48,952
                                                 ------

              Long-term portion . . . . . . .    60,583
                                               ========


(NOTE I) - Related Party Transactions:

     [1] The President of an equipment manufacturer, who is the principal supplier of the Company's play equipment, was elected as a member of the Board of Directors of the Company in December 1995. In addition, the Company entered into a two-year consulting agreement with the aforementioned director to provide the Company with consulting services. Pursuant to the terms of the consulting agreement the Company issued 15,000 restricted shares of common stock, subject to a vesting schedule (see Note J).

     [2] Amounts due from an officer of the Company bear interest at 6%.


(NOTE J) - Stockholders' Equity:

         [1] In August 1995, the Company received net proceeds of $261,476 from the sale to one investor in a private offering of 10 units, each unit consisting of a) warrants for the purchase of 150,000 common shares at $5.25 per share and
b) 15,000 shares of preferred stock; each share was convertible into 5 shares of common stock.

                  In December 1995, the holders of the then outstanding convertible preferred stock converted 150,000 shares into 500,000 common shares, in lieu of the 750,000 common shares to which they were entitled, and returned 50,000 convertible shares to the Company's treasury.

[2] In February 1995, the Board of Directors authorized the Senior Management Incentive Plan which provides for the grant of up to 150,000 shares of common stock. In December 1995, the Company issued 15,000 restricted shares of common stock under its Senior Management Incentive Plan, valued at $3.50 per share, whereby 3,750 shares vest 30 days from the date of grant and 3,750 shares vest six months from the execution of the agreement and each six-month period thereafter.

     The Company applies APB 25 in accounting for options issued under its Senior Management Incentive Plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SAS No. 123 to 1997 net loss, as stated below, is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. No options were granted during the year ended March 31, 1996.

     If such accounting provisions of SAS No. 123 were applied, then the Company's net loss and net loss per share would have been $(513,793) and $(.21) for the period ended March 31, 1997. The fair value of the options granted during 1997 are estimated at $.07 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 75%, risk free interest rate of 6.04% and expected life of two years.

     Additional information with respect to 1997 stock option activity is summarized as follows:


                                             Weighted-
                                             Average
                                             Exercise
                                        Shares         Price

Options granted during the year.        60,000         $.67
Outstanding and exerciseable as
of March 31, 1997 . . . . . .           60,000          .67

     All stock options issued under the Senior Management Incentive Plan are exerciseable within five years from the date of grant.

     [3] In January 1997, the Board of Directors of the Company approved a buy back of up to an aggregate of $150,000 of its shares of common stock. As of March 31, 1997, the Company repurchased 133,045 shares of its common stock for approximately $90,000.

     [4] The Company has 2,560,000 shares of common stock reserved for issuance as follows:

Common stock purchase
warrants. . . . . . . . .          2,425,000
Senior management incentive
plan. . . . . . . . . . .          135,000
                                   -------
                                   2,560,000

(NOTE K) - Income Taxes:

         Deferred tax assets (liabilities) at March 31, 1997 result from the following:

                                       March 31,
                                            1997

Deferred rent ......................   $   7,850
Organization and deferred costs ....      27,674
Net operating loss carryforward ....     279,828
Depreciation and amortization ......     (22,049)
                                          -------
                                          293,303

Less valuation allowance ...........    (293,303)
                                         -------

Net deferred tax asset .............   $    - 0 -
                                          =======

         At March 31, 1997, the Company had net operating loss carryforwards available of approximately $823,000 for federal income tax purposes, which expire at various dates through 2011. Section 382 of the Internal Revenue Service Code contains provisions which limit the loss carryforwards available if significant changes occur in stockholder ownership interests. As a result of the consummation of the initial public offering and repurchase of shares, the Company may be subject to such limitations on the utilization of the major portion of its net operating losses.

         The Company's deferred tax asset has been fully reserved because the realization of such benefit could not be estimated.

         The differences between the statutory federal income tax rate of 34% and the actual rate are as follows:


                                   Percent of
                                 Pre-Tax (Loss)
                                 From Operations
                              For the Period Ended
                                   March 31,
                               1997          1996

"Expected" tax (benefit) . . . (34%)         (34%)
Increase in taxes resulting
from:
S corporation losses for
which no tax benefit
has been provided . . .                      15%

Compensation charge . . .                     5%
Increase in valuation
reserve . . . . . . . .         34%          14%
Other . . . . . . . . . .        2%
                               ----
                                 2%           0%

(NOTE L) - Commitments and Contingencies:

         In April 1995, the Company entered into five year employment agreements with the two officers which provide for each officer an annual salary of $100,000 per annum, increasing by 10% each year, and a bonus to each ranging up to 10% of the Company's after-tax profit.

         In October 1996, the Company received a complaint from First Richmond Bank, S.B. ("First Richmond") alleging that it breached an equipment lease and is seeking approximately $163,000 in damages. The Company has denied all allegations and has asserted a counterclaim for damages, attorney fees, and other costs against First Richmond. The motion is currently in the discovery phase. As of March 31, 1997, the Company has an accrued liability of $75,000, which is the balance due under the equipment lease. The accompanying financial statements do not include any additional provision for potential loss resulting from this complaint as currently no determination can be made as to the likely outcome.

                                                   Exhibit 10.29
                                   Lease Agreement for East Brunswick Fun Bubble
                                              and Amendment thereto.




                                   L E A S E


                                    Between



                               THE HARARY GROUP,
                    a Partnership of the State of New Jersey,

                                    Landlord

                                      and


                   FUN TYME CONCEPTS OF EAST BRUNSWICK, INC.
                   a Corporation of the State of New Jersey,

                                     Tenant








                            Dated: December 31, 1996

         THIS AGREEMENT, entered into as of the 31st day of December, 1996, between THE HARARY GROUP, a New Jersey partnership, having offices located at 1411 Broadway, 36th Floor, New York, New York 10018 (hereinafter referred to as "Landlord") and FUN TYME CONCEPTS OF EAST BRUNSWICK, INC., a corporation of the State of New Jersey, having offices located at 290 Wild Avenue, Staten Island, New York 10314 (hereinafter referred to as "Tenant").

WITNESSETH:

         PREMISES: The Landlord hereby demises and leases unto the Tenant and the Tenant hereby hires and takes from Landlord, for the term and upon the rentals, terms and conditions hereinafter specified, the premises known crosshatched on Schedule "A" (the "Premises") consisting of approximately 15,270 square feet, which Premises are a part of a shopping center (the "Center") known as the Miracle Mall located at Route 18, in the Township of East Brunswick, County of Middlesex and State of New Jersey, and also includes a right of access to the Premises and all public areas of the Center together with the parking spaces in the parking area in common with other tenants of the Center.

         SECTION 1.  TERM.

     The Premises are leased to the Tenant for an initial term of ten (10) years (the "Initial Term"), commencing on or about April 1, 1997 and ending at midnight on February 28, 2007, subject to the terms of this Lease. The actual commencement date shall be determined in accordance with the provisions of
Section 10 of this Lease and the expiration date of this Lease shall be determined accordingly.

     Tenant shall have the right to extend the term of this Lease for two successive periods of five (5) years each upon the terms and conditions hereinafter set forth in Section 50 of this Lease.

         SECTION 2.  BASIC RENT.

     (a) Basic Rent shall be payable in monthly installments, in advance, on the first day of each calendar month during the term of this Lease, except that a proportionately lesser sum may be paid for the first and last months of the term of this Lease if the Commencement Date is other than the first day of the month. The Basic Rent payable by Tenant to Landlord during the term hereof shall be the sum of $1,946,925.00 (calculated on the basis of 15,270 rentable square feet of space), which shall be payable in monthly installments as set forth on Schedule B annexed hereto and made a part hereof. Tenant shall pay one month's Basic Rent upon satisfaction or waiver by Tenant of the contingency set forth in Section 59 of this Lease, same to be applied against the Basic Rent due and payable for the first month of the Term.

     In consideration of the work to be performed by Tenant in the Premises in accordance with the terms of this Lease, Landlord agrees that Tenant shall be entitled to a monthly credit of $1,908.75 against each monthly payment of Basic Rent due during the Initial Term of this Lease (based on an annual credit of $1.50 per square foot).

     (b) Tenant shall pay Basic Rent and any Additional Rent required to be paid under this Lease (collectively referred to in this Lease as "Rent") in lawful money of the United States to Landlord at Landlord's address set forth above, or at such other place as Landlord may designate in writing, without demand and without counterclaim, deduction or setoff, except as otherwise provided herein.

     (c) If Tenant shall fail to pay, within seven (7) days of when the same is due and payable, any Basic Rent or any Additional Rent, Tenant shall, upon demand, pay to Landlord a late charge equal to twelve (12%) percent per annum on the past due amount from the original due date until paid in full.

         SECTION 3.  PROPORTIONATE SHARE.

     For purposes of this Lease, Landlord and Tenant agree that the Premises constitute 16.85% of the Center, based upon the rentable square footage of the Premises (15,270 square feet) and the rentable square footage of the Center (90,610 square feet). The Tenant's Proportionate Share of all expenses and costs of operation of the Center and Real Estate Taxes shall be deemed to be 16.85%, subject to adjustment in the event there is an increase in the rentable square footage constructed by Landlord or the Tenant leases more space in the Center.

        SECTION 4. ADDITIONAL RENT.

     (a) Tenant shall pay as Additional Rent its Proportionate Share of "Operating Costs" as defined in Section 8 of this Lease. Tenant shall pay it's Proportionate Share of Operating Costs in monthly installments, in advance, on the first day of each month during the term, based upon Landlord's estimate of Operating Costs for the applicable calendar year. At any time, and from time to time, Landlord shall advise Tenant in writing of Tenant's Proportionate Share of Operating Costs and Tenant shall pay the same in equal monthly installments, such new rates being applied to the months for which the rental shall have already been paid for the calendar year, as well as to the unexpired months of such calendar year, with the adjustment for the expired months to be made at the payment of the next succeeding monthly rental payment, all subject to final adjustment at the expiration of each calendar year as hereinafter provided. Landlord estimates that Tenant's Proportionate Share of Operating Costs (including Real Estate taxes as defined in this Lease) is currently $2.75 per square foot.

     (b) Landlord  shall submit an invoice to Tenant  within one hundred  twenty
(120) days after the end of each calendar year during the Term with a statement of the actual Operating Costs; if Tenant's Proportionate Share of Operating Costs exceeds the monthly sums provided above, Tenant shall forthwith make payment to the Landlord of the amount in excess of the payments previously made by Tenant for such calendar year, and if Tenant's Proportionate Share of Operating Costs is less than the monthly sums provided above, Tenant shall receive a credit for the difference against the next installments of Rent due and owing, or if Tenant is entitled to a credit for the last year of this Lease, such sum shall be refunded to Tenant within the one hundred twenty (120) day period provided above. Tenant's monthly payment of its Proportionate Share of Operating Costs shall be increased or decreased to coincide with any increase or decrease described above.

     (c) All sums of money or charges required to be paid by Tenant under this Lease (other than Basic Rent), whether or not the same be so designated, shall be deemed "Additional Rent". If such amounts or charges are not paid at the time provided in this Lease, they shall nevertheless, if not paid when due, be collectible as Additional Rent with the next installment of rent thereafter falling due hereunder, but nothing herein contained shall be deemed to suspend or delay the payment of any amount of money or charges as the same becomes due and payable hereunder, or limit any other remedy of the Landlord.

         SECTION 5. INTENTIONALLY OMITTED.

         SECTION 6.  INTENTIONALLY OMITTED.

         SECTION 7.  INTENTIONALLY OMITTED.

         SECTION 8.  OPERATING COSTS.

     (a) Operating Costs, for the purposes of this Lease, shall mean the aggregate of all expenses of operating the common areas of the Center and its appurtenances and shall include, but shall not be limited to, the following: all expenses for maintaining, operating and repairing the Center and its appurtenances, including the expenses of normal replacement of worn out equipment, facilities and installations; the cost of electricity, water, and other utilities; security, gardening and other landscaping; snow removal, maintenance and repair of the parking lot areas, driveways and roof; fire insurance, liability insurance, rent insurance, real estate taxes as defined in
Section 29 of this Lease; painting, supplies, sales or use taxes on supplies or services; wages, salaries, and fringe benefits of all persons engaged in the operation, maintenance and repair of the Center and its appurtenances, but only to the extent related or attributable directly to the Center; the charges of any independent contractor who performs or does any of the work of operating, maintaining, or repairing the Center and its appurtenances; and other repair and operating and maintenance expenses or charges, including an administrative charge (not to exceed 15% of Operating Costs), which are made and calculated in accordance with sound accounting and management principles generally accepted with respect to the operation of a first-class shopping center, and which is reasonable and customary in the geographic area in which the Center is located. In accordance with the provisions of Section 3 and 4 of this Lease, Tenant shall pay its Proportionate Share of such Operating Costs (including, but not limited to, its Proportionate Share of the administrative charge referred to above).

     Operating Costs shall not include, however, executive salaries, leasing commissions, and costs of additional buildings, if any, for which the Landlord is responsible and depreciation, interest on and amortization of mortgages, franchise, income and other taxes based upon the income of Landlord, provided the same shall not have been levied as a substitute for real estate taxes, and shall not include any items otherwise constituting such expenses to the extent payment therefor is received from, or payable by, any other tenants of the Center, to the extent such items are for the particular benefit of one or more tenants of the Center and not for all tenants of the Center as a whole.

         The following items shall be excluded from Operating Costs:

     (1) costs attributable to Landlord's design and construction of improvements to other premises in the Center in connection with Landlord entering into new leases or extending leases and brokerage commissions paid by Landlord; (2) costs for which Landlord is reimbursed by any parties' insurance or by third parties warranting construction; (3) fines or penalties incurred due to violations of governmental requirements; (4) the costs of clean-up or remediation of hazardous or toxic wastes which were not caused by Tenant; (5) capital costs, so characterized according to the Internal Revenue Code and applicable Regulations to the extent that they improve the Common Areas beyond their original condition or utility on the Commencement Date of this Lease, provided such costs shall be amortized over the useful life of the repair or improvement in accordance with the Internal Revenue Code and applicable Regulations, and Tenant shall pay its Proportionate Share of the amortized portion that falls within the Lease term; (6) compensation paid or owed to property management firms, attorneys or brokers.

     (b) Tenant (or its accountant and/or employees), upon reasonable advance written notice to Landlord, may examine the books and records of Landlord, at Landlord's place of business, regarding any costs pertaining to Operating Costs for the prior twelve (12) month period, and may make copies thereof of information which is not confidential. If, as a result of such examination, Tenant's payment of its share of Operating Costs exceeds the amount that Tenant should have been billed, then Landlord shall promptly refund the excess to Tenant. If Tenant shall disagree with Landlord's determination of Tenant's Proportionate Share of Operating Costs, then Landlord and Tenant shall attempt to adjust such disagreement and if they are unable to do so, such disagreement shall be subject to resolution by expedited arbitration in Middlesex County, New Jersey, in accordance with the rules of the American Arbitration Association. The determination of the arbitration shall be conclusive upon the parties, and the parties shall share equally the expenses of the arbitration.

     SECTION 9.  COMMON AREAS.

     (a) Tenant and Tenant's agents, employees, licensees and invitees shall have the non-exclusive right, during the Term, to the reasonable use of the Common Areas, together with Landlord and other lessees of portions of the Center, their invitees, licensees, agents and employees. Landlord reserves the right to grant to the owners and lessees of other properties in the vicinity of the Center and to their invitees, licensees, agents and employees the right to use the driveways located in the Center together with lessees of the Center, and to grant easements and other rights therein for such purpose, provided that same do not materially interfere or otherwise materially diminish the visibility, use, occupation and enjoyment of the Premises or the use and enjoyment of the Common Areas and appurtenances thereto by the Tenant or its employees, invitees and guests.

     In order to establish that the Center, and any portion thereof, is and will continue to remain private property, Landlord shall have the unrestricted right to close (for such periods of time and to the extent necessary, in the opinion or belief of Landlord's attorneys, to be legally sufficient to prevent dedication thereof, or the accrual of any right in any person or to the public therein) the entire Center, and/or any portion thereof owned or controlled by Landlord, to the general public. In connection therewith, Landlord may, in its discretion, seal off entrances to the Center, or any portion thereof, for periods of at least one (1) day in each calendar year. Landlord agrees that in exercising such right, Landlord shall use its best efforts to limit the closure to the shortest time period possible and with the least interference with Tenant's operations or business as possible. All common areas and other facilities in or about the Center provided by Landlord shall be subject to the exclusive control of Landlord, provided there shall be no unreasonable obstruction of Tenant's right of ingress to or egress from the Premises or any material negative impact to the visibility of the Premises. Landlord shall have the right to construct, maintain and operate lighting and other facilities on all said areas and improvements; to police same; to change the area, level, location and arrangement of parking areas and other facilities; to build multi-story parking facilities, to allow anyone designated by Landlord to use the parking facilities without charge; and/or to close temporarily all or any portion of the parking areas and facilities to discourage non-customer parking; and to erect additional buildings, improvements and structures in the Common Areas including without limitation, the parking areas designated from time to time by Landlord; provided, however, Landlord agrees that in exercising any such rights hereunder, there shall be no material negative impact on Tenant's business operations, the visibility of the Premises or ingress or egress to the Premises. Landlord agrees that during the Lease Term, it will not construct or permit to be constructed any building, parking facility, tower or other structure or improvement, in the area cross-hatched on Schedule A-1 as the "No Build Area", except for any required dumpster enclosures and as may otherwise be required by governmental authority. Landlord shall operate and maintain the Common Areas in such manner as Landlord in its discretion shall determine, and Landlord shall have full right and authority to employ and discharge all personnel with respect thereto. All Common Areas and facilities which Tenant may be permitted to use and occupy are to be used and occupied under a non-exclusive revocable license. Except as otherwise expressly provided hereunder, if the amount of such areas be changed or diminished, Landlord shall not be subject to any liability to Tenant, nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall diminution of such areas be deemed constructive or actual eviction.

         SECTION 10.  COMMENCEMENT OF TERM.

     (a) The parties estimate that the Commencement Date shall be on or about April 1, 1997 (the "Estimated Commencement Date"), but the actual Commencement Date shall be the date which is one hundred twenty (120) days after issuance of any required building permits for the work, improvements and alterations required for Tenant to open for business in the Premises (the "Tenant's Work"). After the Commencement Date, Landlord and Tenant, promptly upon the request of either of them, will execute and deliver to each other a certificate setting forth the Commencement Date.

     (b) Tenant shall have the right to take possession of the Premises upon issuance of building permits for the Tenant's Work for the purpose of constructing and completing such Tenant's Work, and for the purpose of commencing business in the Premises. During such period and until the Commencement Date, Tenant shall not be required to pay any Rent to Landlord, provided Tenant shall perform all of its other obligations under the terms of this Lease during said period, including, but not limited to, maintaining any required insurance coverage in accordance with Section 20 of this Lease.
Anything contained in this Lease to the contrary notwithstanding, if for any reason, including but not limited to any prior tenant wrongfully holding over, Landlord is unable to deliver possession of the Premises to Tenant at the time Tenant receives all required building permits, this Lease shall nevertheless continue in full force and effect, and the one hundred twenty (120) day period provided in subsection (a) above shall not commence until Landlord delivers possession of the Premises. Provided however, in the event Landlord is unable to deliver possession of the Premises to Tenant by June 1, 1997, Tenant may terminate this Lease upon written notice to Landlord, without further obligation of the parties.

     (c) Tenant shall be responsible for obtaining all governmental approvals (including but not limited to any required site plan approval and/or variances) and building permits required for the Tenant's intended use of the Premises and for construction of the Tenant's Work, at its sole cost and expense, including but not limited to any variance and/or site plan approval that may be required. Tenant shall apply for any such approvals and/or permits within twenty (20) days after the signing of this Lease by both parties. Tenant shall be responsible for promptly preparing and providing, at its cost and expense, any and all plans and specifications required by the Township of East Brunswick for issuance of any such approvals and/or permits, subject to Landlord's prior approval of such plans and specifications, which approval shall not be unreasonably withheld or delayed. Tenant shall use its best efforts to obtain all required approvals and permits and shall diligently and expeditiously pursue all applications for such approvals and permits to completion. Tenant shall advise landlord as to the status of all such applications promptly upon request from Landlord.

     In the event Tenant is unable, within 90 days from the date hereof, to secure all necessary governmental approvals and/or permits (other than a Certificate of Occupancy) required for its intended use of the Premises and for construction of the Tenant's Work in accordance with this Lease, then Landlord or Tenant shall have the right, at any time after said 90 day period (but only before all such approval and/or permits are obtained), to terminate this Lease, upon written notice to the other party, without further obligation of the parties. Landlord shall have the right to void any such termination notice received from Tenant, and to extend the period within which Tenant has to obtain such approvals and permits for a period not to exceed ninety (90) days from the date of Tenant's termination notice, upon written notice given to Tenant within ten (10) days after Landlord's receipt of such termination notice from Tenant. In addition, in the event Landlord exercises this right to extend, Landlord shall have the right, at any time during such extended period, to take over the application process on behalf of Tenant, at Tenant's cost and expense, and Tenant shall thereafter cooperate with Landlord in prosecuting such applications to completion, provided Landlord shall not be authorized to make any revisions to Tenant's plans and specifications or to Tenant's intended use of the Premises without Tenant's consent, which shall not be unreasonably withheld or delayed.

     Landlord shall not be required to make any changes, alterations or modifications to the Center or to the Premises, or to perform any other work in connection with any applications submitted by Tenant. Landlord agrees to cooperate with Tenant (at no cost to Landlord) and to assist Tenant in any such application so that any required approvals and permits may be obtained expeditiously.

     (d) Tenant agrees that upon issuance of all required building permits, it shall, at its sole cost and expense, promptly commence and pursue all of the Tenant's Work to completion in accordance with the approved plans and specifications, and in compliance with all applicable codes, laws, rules and regulations, and in accordance with the requirements of Section 16 of this Lease, and shall obtain any required Certificate of Occupancy in accordance with the requirements of Section 17(d) of this Lease.

         SECTION 11.  SECURITY DEPOSIT.

     Landlord has agreed that Tenant shall not be required to post any security deposit. Landlord, however, expressly reserves the right to require any sublessee or assignee consented to by Landlord in accordance with Section 20 of this Lease (referred to in this paragraph as "Tenant"), to pay a security deposit equal to two (2) months Basic Rent as then due under the terms of this Lease as security for the full and faithful performance by the Tenant of all the terms, covenants and conditions of this Lease upon the Tenant's part to be performed, provided this right shall not apply to any assignment or sublease which does not require Landlord's consent pursuant to Section 20 hereof. Said sum shall be returned to the Tenant without interest, after the expiration of the Term (including any Renewal Terms), provided that Tenant has fully and faithfully carried out all of said terms, covenants and conditions on Tenant's part to be performed. Landlord shall have the right to apply any part of the security deposit to cure any default of Tenant, and if Landlord does so, Tenant shall, within ten (10) days after written demand, deposit with Landlord the amount applied so that Landlord shall have the full deposit on hand at all times during the term of this Lease. In the event of a sale or lease of the Center, subject to this Lease, the Landlord shall thereupon be considered released by the Tenant from all liability for the return of the security deposit and the Tenant shall look to the new Landlord solely for the return thereof. It is agreed that the foregoing shall apply to every transfer or assignment made of the security to a new Landlord. Any security deposited under this Lease shall not be mortgaged, assigned or encumbered by Tenant without the written consent of the Landlord, and any attempt to do so shall be void. Landlord shall provide notice to Tenant of all such transfers of the security deposit within seven (7) days after said transfer. No trust relationship is created between Landlord and Tenant as to any Security Deposit.

         SECTION 12. NET LEASE.

     This Lease is a net lease. The Basic Rent shall be absolutely net to Landlord so that except as expressly provided in this Lease, this Lease shall yield, net to Landlord, the Basic Rent during the Term.

         SECTION 13. PURPOSE, TRADE NAME, RESTRICTIONS.

     (a) Tenant shall use and occupy the Premises solely as an amusement and recreational establishment catering primarily to children (includng programs for children and parents), and for no other purpose. Tenant shall be permitted to operate a snack bar in the Premises provided such use does not violate any existing exclusive use. Tenant covenants and agrees to trade and do business under the name "Fun Bubble". Tenant agrees not to use or permit the Premises to be used for any purpose not described herein without the prior written consent of Landlord, which consent Landlord may withhold in its sole discretion, provided Landlord agrees not to unreasonably withhold or delay its consent if the proposed use is consistent with the purposes leased to Tenant hereunder and is not in conflict with the terms of any other lease in the Center.

     (b) Tenant covenants and agrees that Tenant, at its own expense will keep the premises free of insects, rodents, vermin and other pests. Tenant further covenants and agrees that it shall not, at any time during the Term, keep any animals of any kind at the Premises.

     (c) Tenant shall not use or permit the use of any apparatus, or sound reproduction or transmission equipment, or any musical instrument in such manner that the sound so reproduced, transmitted or produced shall be audible beyond the confines of the Premises, and will not use any other advertising medium including, without limitation, flashing lights or searchlights which may be heard or experienced outside the Premises, except as permitted pursuant to subsection (e) below.

     (d) Tenant covenants and agrees that it shall not cause, suffer or permit any waste or damage to the Premises or permit the Premises or any use thereof to constitute a nuisance or unreasonably interfere with the safety, comfort or enjoyment of the Center by Landlord or any other occupants of the Center or their customers, invitees or any others lawfully in or at the Center. Upon written notice from Landlord to Tenant that any of the aforesaid is occurring, Tenant agrees within five (5) days thereafter to do that which may be reasonably necessary for the purpose of curing or obviating any such condition, or if such condition cannot be cured within such five (5) day period using due diligence, then Tenant shall commence to cure such condition within such five (5) day period and shall diligently pursue such changes to completion.

     (e) Tenant shall not cause or permit objectionable odors to emanate or be dispelled from the Premises. In the event Tenant distributes handbills or other advertising matter or holds demonstrations in the parking areas, walkways or other common areas of the Center, Tenant shall promptly clean-up all resulting debris, refuse and materials and shall not interfere with or disrupt the use of the common areas or any other premises in the Center, or create any public or private nuisance, and shall comply with all applicable laws.

     (f) Tenant shall not use the plumbing facilities for any other purpose than that for which they are constructed and will not permit any foreign substance of any kind to be thrown therein and the expense of repairing any breakage, stoppage, seepage or damage, whether occurring on or off the Premises resulting from a violation of this provision by Tenant or Tenant's employees, agents or invitees shall be borne by Tenant. All grease traps and other plumbing traps shall be kept clean and operable by Tenant at Tenant's own cost and expense. To the extent any such traps are shared with another tenant of the Center, the maintenance responsibility and cost shall be equitably apportioned.

     (g) Tenant shall properly store and dispose of all food waste, and shall arrange for removal of food waste from the Premises on a daily basis. Tenant shall store all food in enclosed containers and shall not store any food outside of the Premises. Tenant shall take all steps necessary to avoid spillage of foods and food waste and shall not permit any odors to emanate from within the Premises or from outside of the Premises and shall provide all exhaust and supply fans and other ventilation required for the operation of Tenant's business, subject to Landlord's approval as required in this Lease.

     (h) Notwithstanding anything in this Lease to the contrary, Tenant shall not make any penetrations into the roof of the Premises or the Center. In the event Tenant requires a penetration in the roof of the Premises, Tenant shall request Landlord's permission for same, which Landlord may deny, in its sole discretion, except for installation of exhaust and supply fans required for the operation of Tenant's business in the Premises, in which event, Landlord shall not unreasonably withhold its consent to the installation of such fans. If Landlord grants its permission for such roof penetration, such work shall be performed by a contractor designated by Landlord at Tenant's sole cost and expense. In the event that Tenant violates any provision of this subparagraph
(h), Landlord may, at its option, repair or replace any portion of the roof of the Premises requiring repairing or replacing at any time during the term of this Lease, at Tenant's sole cost and expense. In addition, in the event of any such breach by Tenant, Landlord may, at its option, repair or replace any portion of the roof of the entire Center which requires such repairing or replacing as a result of Tenant's penetration of the roof in breach of this subparagraph (h). Tenant shall be liable for any and all damages (direct, indirect and consequential) to Landlord and any and all other tenants of the Center, resulting from Tenant's breach of the provisions of this subparagraph
(h).

     (i) Tenant shall not under any circumstances make any penetrations to the foundation or any other structural portions of the Premises. This subparagraph
(i) shall not apply with respect to any such penetrations made prior to the term of this Lease with the consent of Landlord or any predecessor owner of the Center.

         SECTION 14. LANDLORD'S OBLIGATIONS.

     (a) Except as otherwise provided in this Lease, Landlord, as part of Operating Costs, shall keep in good repair the structural parts, roof and foundation of the Center, the Common Areas, common facilities and systems, grounds, shrubs and lawns in the Center, except for repairs or maintenance occasioned by the negligence or intentional act of Tenant or Tenant's agents, employees, permitted licensees or contractors. Any repairs or maintenance occasioned by the negligence or intentional act of Tenant's agents, employees, permitted licensees or contractors shall be repaired at the cost and expense of Tenant upon five (5) days advance notice to Tenant, except in case of emergency. The Landlord shall keep the driveways and parking areas reasonably free of snow and ice.

     (b) Except as specifically provided elsewhere in this Lease, there shall be no allowance to Tenant for a diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business resulting from Landlord's, Tenant's or other's making or failing to make any repairs, alterations, additions or improvements in or to any portion of the Center or the Premises or in or to the fixtures, appurtenances or equipment thereof, unless same shall constitute a default under this Lease. Landlord agrees to use its best efforts to make any repairs required to be made by Landlord under the terms of this Lease. The provisions of this Section 14 with respect to the making of repairs shall not apply in the case of fire or other casualty, which is dealt with in Section 18 hereof or as elsewhere required in this Lease.

         SECTION 15. CONDITION OF PREMISES; REPAIRS.

     The Tenant shall keep the Premises in good condition, repair and appearance, including without limiting the generality of the foregoing, all plumbing, pipes, electrical wiring and conduits which are for the exclusive use of Tenant and not located in the slab or foundation; heating, air-conditioning, ventilating, electrical, lighting facilities and equipment within the Premises which are used exclusively by Tenant; fixtures, exposed surface of walls, ceilings, decking, floors (excluding slab and foundation), windows, doors, plate glass and skylights located within the Premises, and signs located on the Premises. In addition, Tenant shall be responsible for repairing, at its cost and expense, any and all work, alterations, additions and improvements installed or constructed by Tenant, whether structural or non-structural. The Tenant further agrees to keep the Premises and all parts thereof, including, but not limited to, electrical wiring, plumbing and heating, ventilating and air conditioning equipment, windows, walkways, exits and entrances to the Premises, in a clean and sanitary condition and free from trash, snow, ice, inflammable materials and other objectionable matter. The Tenant shall quit and surrender the Premises at the end of the Term in good condition, reasonable wear and tear and damage by casualty excepted, and shall not make any alterations, additions or improvements to the Premises except in accordance with the provisions of
Section 16 and other applicable provisions of this Lease. All erections, alterations, additions and improvements, which are permanent in character, which may be made upon the Premises either by the Landlord or the Tenant shall be the property of the Landlord and shall remain upon and be surrendered with the Premises as a part thereof at the expiration or sooner termination of this Lease, without compensation to the Tenant. At the expiration or sooner termination of this Lease, Tenant shall remove all of its furniture, trade fixtures, machinery and equipment, and Tenant shall repair any structural damage to the Premises resulting from Tenant's removal of such items.

         SECTION 16. ALTERATIONS.

     (a) The Demised Premises are leased to Tenant in their strictly "AS IS" condition, except Landlord shall cause the theater seats, curtains, movie screens and other trade fixtures, equipment and signs of the existing tenant of the Premises to be removed prior to the delivery of possession of the Premises to Tenant, and subject to the requirement that the HVAC system currently serving the Premises shall be in good working order on the Commencement Date and the roof of the Premises shall be free of leaks. Nothing contained in this Section 16(a) shall relieve or be deemed to relieve Landlord of any obligation it may have to make repairs under the terms of this Lease. Landlord represents that it has no notice of any structural defects in the Premises.

     (b) Tenant shall be responsible for any and all work, installations, additions, alterations and improvements required for Tenant to open for business in the Premises, including but not limited to all structural and non-structural alterations and any required leveling of the existing floor. Tenant shall make no alterations, additions, permanent decorations, installations, substitution, or improvements in or to the Premises, including but not limited to the removal or installation of any partition, doors, electrical installations, plumbing installations, water coolers, air-conditioning or cooling systems, or any other apparatus, whether structural or nonstructural (hereinafter the "Tenant Changes") without Landlord's prior written consent in each instance, which consent shall not be unreasonably withheld or delayed, and only upon complying with all of the provisions of this Section. In making any such alterations, additions or improvements, Tenant shall comply with the requirements of subsections (i) through (iv) of this subsection (b), and with the requirements of subsections (c), (d), (e) and (f) of this Section 16.

     Prior to  commencing  any Tenant  Changes,  or tenant's  Work as defined in
Section 10 of this Lease, Tenant, at its sole cost and expense shall obtain and deliver to Landlord, for Landlord's prior consent, all of the following:

     (i) Detailed architect's plans and specifications, showing the proposed Tenant Changes; (ii)A certificate evidencing that Tenant or Tenant's contractors have procured and paid for workers' compensation insurance covering all persons employed in connection with the Tenant Changes or who might assert claims for death orbodily injury against Landlord, Tenant, or the Center; (iii) A certificate evidencing that the personal injury and property damage insurance required of Tenant under Section 21(b) is in full force and effect, and a certificate from Tenant's contractors evidencing personal injury insurance in an amount not less than $1,000,000. and property damage insurance in an amount not less than $300,000., in connection with the Tenant Changes; (iv) Such permits, authorizations or consents as may be required by any applicable law, rule, order or requirement of any governmental authority having jurisdiction thereof, provided, however, that no plans, specifications or applications (or any modifications or amendments thereto) shall be filed by Tenant with any governmental authority without first obtaining Landlord's prior written consent in each instance, not to be unreasonably withheld or delayed. Landlord agrees to cooperate with Tenant (including, without limitation, execution of required applications) in connection with any permits, approvals, consents and licenses which are required in connection with the Tenant Changes permitted hereunder.

     (c) In no event shall any material or equipment be incorporated in or to the Premises in connection with any Tenant Changes with is subject to any lien, encumbrance, security interest or charge of any kind whatsoever, or subject to any title retention agreement. Any construction lien claim, notice of unpaid balance or other lien filed against all or any part of the Premises or the Center or Landlord's interest therein, for work claimed to have been done for Tenant, or materials claimed to have been furnished to Tenant, shall be discharged by Tenant within thirty (30) days thereafter, at Tenant's cost and expense, by filing any bond required by law or otherwise. Tenant shall defend, indemnify and save Landlord harmless from and against any such liens and all costs and expenses (including reasonable attorney's fees) incurred by Landlord in connection therewith.

     (d) Tenant shall cause all Tenant Changes to be performed promptly at its sole cost and expense, in a good and workmanlike manner, using prime quality materials and equipment, at least equal in quality and class to the original Center installations, and in compliance with all applicable laws, and government rules, permits, authorizations, licenses, regulations and orders. Tenant shall not unreasonably disturb or materially interfere with or delay Landlord in the operation of the Center or the provision of services thereto or to any other lessees of the Center or any of their employees, agents, licensees or invitees in the performance of such Tenant Changes, and shall not obstruct any of the Common Areas or cause any damage or injury to the Center or to the property of Landlord or any other lessee of the Center, or any of their employees, agents, licensees or invitees.


     (e) Tenant shall not intentionally exercise any of its rights pursuant to the provisions of this Section in a manner which would create any work stoppage, picketing, labor disruption or dispute under Landlord's union contracts affecting the Center, if any, nor shall Tenant interfere with the business of Landlord or any other lessee or occupant of the Center. Landlord represents that there are no such union contracts currently affecting the Center.

     (f) Notwithstanding the right of Landlord to approve any matter described in this Section, Landlord shall have no responsibility or liability for the performance or quality of work or materials furnished by any contractor, subcontractor, agent or consultant of Tenant. The approval by Landlord, whether expressed or implied, of any Tenant Changes shall in no way affect Landlord's rights or Tenant's obligations relating to the restoration of the Premises at the expiration or other termination of the Term as provided in Section 15 of this Lease.

     SECTION 17. COMPLIANCE WITH RULES AND REGULATIONS; COMPLIANCE WITH LAW.

     (a) Reasonable rules and regulations regarding the Premises and the Center, including the walkways and parking areas, and the use thereof, which may hereafter be promulgated by the Landlord, shall be observed by the Tenant and the Tenant's employees, agents and business invitees, as long as they are uniformly applied to and enforced against all tenants of the Center, are not discriminatory and do not interfere with the Tenant's normal business operations at the Premises. The Landlord reserves the right to rescind any rules promulgated hereafter, and to make such other and further rules and regulations as in its reasonable judgment may from time to time be desirable for the safety, care and cleanliness of the Premises and the Center and for the preservation of good order therein, which rules, when so made and reasonable notice given to the Tenant, shall have the same force and effect as if originally made a part of this Lease. Such other and further reasonable rules shall not, however, in addition to the above, be inconsistent with the proper and rightful enjoyment by the Tenant of the Premises and the Center in the conduct of its business. Landlord represents that there are no such Landlord's rules or regulations currently existing.

     (b) As an essential inducement to execution of this Lease by Landlord, Tenant acknowledges and agrees that Tenant's employees shall not be permitted to park in an area other than that designated by Landlord from time to time for such purpose, and Tenant agrees to take all steps necessary, upon written notice from Landlord, required to enforce compliance with Landlord's parking regulations. In the event Tenant's employees continue to violate Landlord's parking regulations after such written notice from Landlord Tenant shall pay to Landlord the sum of ten and 00/100 ($10.00) dollars per day for each car of its employees which is parked in an area other than that designated by Landlord for employee parking. All such regulations respecting employee parking shall be uniformly applied to and enforced against all tenants of the Center. Landlord agrees that any such employee parking regulations promulgated by Landlord shall not interfere with the Tenant's normal business operations at the Premises.

     (c) Tenant shall, at its expense, comply promptly with all applicable statutes, ordinances, rules, regulations, orders, restrictions of record, and requirements in effect during the Term or any part of the term hereof relating to the use by Tenant of the Premises, including the making of structural and non-structural repairs or alterations due to Tenant's occupancy. If any such laws, ordinances, rules or regulations shall require structural alterations which would have been required irrespective of the nature of the tenancy, then in such event the same shall be complied with by Landlord and shall be deemed part of Operating Costs.

     (d) Subject to Tenant obtaining any zoning or site plan approvals required for its use and occupancy of the Premises in accordance with the terms of
Section 10(c) of this Lease, Tenant hereby accepts the Demised Premises subject to all applicable zoning, municipal, county and state laws, ordinances, covenants of record, and regulations governing and regulating the use of the Premises, and accepts this Lease subject thereto and to all matters disclosed thereby and by any exhibits attached hereto. Landlord makes no representation as to any permissive use or zoning ordinance interpretation. Tenant shall be responsible for obtaining, at Tenant's cost and expense, a permanent Certificate of Occupancy for the Premises from the Township of East Brunswick permitting Tenant's use of the Premises as provided herein, if required by applicable law. Provided however, the Commencement Date set forth in Section 10 shall not be delayed or otherwise extended by reason of Tenant's failure to obtain a Certificate of Occupancy on or before the Commencement Date, except if such failure results from Landlord's failure to complete any work required to be performed by Landlord hereunder. Landlord agrees to cooperate with Tenant in obtaining any required Certificate of Occupancy for the Premises.

         SECTION 18.  DAMAGES TO CENTER; WAIVER OF SUBROGATION.

     (a) In the event of (i) the total destruction of the Premises or the destruction of fifty (50%) percent or more of the area of the Center by fire, explosion, the elements or any other cause during the Term or (ii) such partial destruction thereof as to render the Premises wholly untenantable, unfit for occupancy, or unusable for Tenant's purposes hereunder, and in the case of (i) or (ii), should the Premises be so badly damaged that the same cannot be repaired within one hundred eighty (180) days from the happening of such damage, then and in such case the term hereby created shall, at the option of Landlord or Tenant, to be exercised by written notice sent within thirty (30) days following the casualty or loss, cease and become null and void from the date of such damage or destruction, and the Tenant shall immediately surrender the Premises and all of the Tenant's interest therein to Landlord, and rent shall be adjusted between Landlord and Tenant to the time of such damage, in which event the Landlord may re-enter and repossess the Premises and may remove all parties therefrom; provided that Tenant shall not have the right to terminate this Lease in any such event if the damage is caused by Tenant or Tenant's employees, agents, licensees or invitees. If neither Landlord nor Tenant elects to terminate this Lease, or should the Premises be rendered untenantable and unfit for occupancy, but yet be repairable within 180 days from the happening of such damage, Landlord shall restore or rebuild the Center and the Premises as nearly as possible to their previous condition with reasonable promptness, subject to Force Majeure. Landlord shall have no duty or obligation to restore Tenant's Property, equipment, fixtures or Tenant Changes.

     (b) In any case in which Tenant's use of the Premises is materially and adversely affected by any damage to the Center or appurtenances thereto, there shall be either an abatement or an equitable reduction in Basic Rent and Additional Rent depending on the period for which and the extent to which the Premises are not reasonably usable for the purpose for which they are leased hereunder. If the damage results from the fault of the Tenant, or Tenant's agents, contractors, employees or invitees, Tenant shall be entitled to an abatement or reduction in the Basic and Additional Rent, but not to exceed the amount of any rent insurance payable to Landlord.

     (c) Tenant and Landlord each waive any and all rights of recovery against the other and against the officers, employees, agents, and representatives of the other, for loss or damage, etc., to such waiving party or its property or the property of others under its control, whether due to the acts or negligence of the other party, where such loss or damage is insured against under any insurance policy in force at the time of such loss or damage. In obtaining policies of insurance required by this Lease, Landlord and Tenant shall obtain a waiver of subrogation endorsement or an express provision in the policy having that effect. In the event that any insurer imposes a charge for making such waiver endorsement, the charge shall be paid by the respective party; and, in the event that either party fails to obtain such a waiver endorsement from its insurer, then the other party shall be likewise relieved from its obligation to do so. Nothing in this paragraph shall be construed as a waiver of recovery rights with regard to damages not compensated by insurance. SECTION 19. EMINENT DOMAIN; CONDEMNATION.

     (a) If the whole of the Premises shall be taken under the power of eminent domain, then this lease shall be terminated as of the day possession shall be taken.

     (b) If more than twenty-five (25%) percent of the floor area of the Premises, or if more than fifty (50%) percent of the common parking area, or if more than fifty (50%) percent of all of the ground level floor area of the Center shall be taken under power of eminent domain, either Landlord or Tenant may terminate this lease by written notice given within thirty (30) days after the date or surrendering possession to the public authority pursuant to such taking, and if neither Landlord nor Tenant elects to terminate this lease, Landlord shall restore and adapt the remaining Premises, and the rent shall be reduced as described in Paragraph (c) of this Section.

     (c) If twenty-five (25%) percent or less of the floor area of the Premises, or fifty (50%) percent or less of the common parking area, or fifty (50%) percent or less of all of the ground level floor area of the Center shall be taken under the power of eminent domain, this lease shall not terminate but shall continue in full force and effect, except that the rent shall be reduced in the same proportion that the floor area of the Premises so taken bears to the total floor area demised to Tenant at the time of such taking, or, in the event of a taking of part of the parking area or of part of the ground floor level area of the Center, the rent shall be equitably reduced; and Landlord shall, at its own cost and expense, make all necessary restorations to the Premises as to constitute the Premises or the building of which the Premises are a part, a complete architectural unit.

     (d) Tenant shall not be entitled to any part of the award for such taking or any payment in lieu thereof, whether such award shall be awarded as compensation for diminution in value to the leasehold or to the fee of the Premises; provided however, Tenant may file a separate claim for any taking of fixtures and improvements owned by Tenant which have not become the Landlord's property, and for moving and relocation expenses, provided the same shall in no way affect or diminish Landlord's award.

         SECTION 20.  ASSIGNMENT, SUBLETTING.

     (a) The Tenant shall not, without first obtaining the written consent of the Landlord, assign, mortgage, pledge or encumber this Lease in whole or in part, or sublease the Premises or any part thereof, which consent shall not be unreasonably withheld or delayed. This covenant shall be binding upon the legal representatives of the Tenant and on every person to whom Tenant's interest under this Lease passes by operation of law, but shall not apply to (i) an assignment or subletting to the parent, subsidiary or an affiliated entity of the Tenant or an entity under the same control as the Tenant, or a division of the Tenant, (ii) to the transfer of Tenant's leasehold interest occasioned by a consolidation or merger involving the Tenant so long as the net worth of any such related entity or resulting entity is equal to or greater than the net worth of the Tenant immediately prior to such consolidation or merger, or (iii) to the subleasing or licensing by Tenant of not more than a total of 4500 square feet of space within the Premises for sale by vendors of items consistent with Tenant's intended use of the Premises hereunder, provided any such use is not in conflict with the terms of any other lease in the Center. No consent of Landlord shall be required with respect to a public or private offering, sale or placement of equity or debt securities of Tenant or to the trading or sale of such securities on public exchanges or in private placements.

     (b) To the extent Landlord's consent is required under this Lease, if the Tenant shall desire to sublet all or any portion of the Premises, it shall first submit in writing to the Landlord, the name and address of the proposed subtenant; the terms and conditions of the proposed subletting; the nature and character of the business of the proposed subtenant; banking, financial and other credit information relating to the proposed subtenant reasonably sufficient to enable Landlord to determine the proposed subtenant's financial responsibility. If the nature and character of the business of the proposed subtenant, and the proposed use and occupancy of the Premises by the proposed subtenant, is in keeping and compatible with the dignity and character of the Center, then Landlord agrees not to unreasonably withhold or delay its consent to any such proposed subletting, providing that Tenant shall, by notice in writing as described above, advise Landlord of its intention to sublease all or any part of the Premises, on and after a stated date which shall not be less than sixty (60) days after the date on which Tenant's notice is given. In the event the proposed use of the Premises by the proposed subtenant differs in any material manner from that of the then existing Tenant, Landlord shall thereupon have the right, to be exercised by giving written notice to Tenant within thirty
(30) days after Landlord's receipt of Tenant's notice, to recapture the Premises. Such recapture notice shall, if given, cancel and terminate this Lease with respect to the space therein described as of the date thirty (30) days following the date set forth in Tenant's notice, or thirty (30) days after Tenant shall have surrendered possession of the Premises, whichever is later, with no further obligation due by Tenant with respect to such space after said date. In the event less than all of the Premises are sublet or recaptured, Tenant or any permitted sublessee shall be obligated to construct and erect such partitioning and means of ingress and egress as may be required to sever the space retained by Tenant from the space recaptured or sublet. If this Lease should be cancelled pursuant to the foregoing with respect to less than the entire Premises, the Basic Rent and Additional Rent and Tenant's Proportionate Share shall be proportionately adjusted, and this Lease, as so amended, shall continue thereafter in full force and effect. Notwithstanding any other provision herein, Landlord shall receive any rent or other consideration due under any sublease approved by Landlord to the extent same exceeds the Rent due and payable pursuant to the terms of this Lease.

     (c) Any subletting or assignment of this Lease shall not in any event release or discharge Tenant of or from any liability, whether past, present or future, under this Lease, and Tenant shall remain liable hereunder with respect to the entire Premises, except as otherwise provided herein or by law. The subtenant or assignee shall also agree in writing, to assume, comply with, and be bound by all of the terms, covenants, conditions, provisions and agreements of this Lease; and Tenant shall deliver to Landlord promptly after execution, an executed duplicate original copy of such sublease or assignment and an agreement of assumption by the subtenant or assignee. With respect to any assignment or sublease which requires Landlord's consent and which involves a proposed assignee or sublessee having a net worth of less than $200,000.00, Landlord expressly reserves the right, as a condition to its consent to any proposed assignment or sublease, to require the personal guarantee of payment and performance of the Tenant's obligations hereunder from the principals of any proposed assignee or sublessee.

         (d) Any assignment or sublease must provide that it is subject to all of the terms and conditions of this Lease and any sublease must provide that in the event of the expiration or other termination of this Lease for any reason whatsoever whether voluntary, involuntary or by operation of law, prior to the expiration date of such sublease, the proposed subtenant agrees, but only if requested by and at the option of Landlord, to make full and complete attornment to Landlord for the balance of the term of the sublease. Such attornment shall be evidenced by an agreement in form and substance satisfactory to Landlord, which the proposed subtenant agrees to execute and deliver at any time within five (5) days after request of Landlord, its successors and assigns, and the proposed subtenant waives the provisions of any law now or hereafter in effect which may give the proposed subtenant any right of election to terminate the sublease or to surrender possession of the Premises in the event any proceeding is brought by Landlord under this Lease to terminate this Lease.

         SECTION 21.  INDEMNITY AND TENANT'S INSURANCE.

     (a) Tenant shall indemnify and hold harmless Landlord, its invitees, employees or assigns from and against any and all claims, liability, losses, damages, costs and expenses arising from Tenant's use of the Premises and any other part of the Center, or from the conduct of Tenant's business or from any activity, work or things done, permitted or suffered by Tenant in or about the Premises, the Common Areas or elsewhere, and shall further indemnify and hold harmless Landlord from and against any and all claims, losses and damages arising from any breach or default in the performance of any obligation on Tenant's part to be performed under the terms of this Lease, or arising from any negligence of the Tenant, or any of Tenant's agents, contractors, invitees or employees and from and against all costs, reasonable attorney's fees, expenses and liabilities incurred in the defense of any such claim or any action or proceeding brought thereon; and in case any action or proceeding be brought against Landlord by reason of any such claim, Tenant, upon notice from Landlord, shall defend the same at Tenant's expense by counsel reasonably satisfactory to Landlord. Tenant, as a material part of the consideration to Landlord, hereby assumes all risk of damage to property or injury to persons in, upon or about the Premises arising from any cause and Tenant hereby waives all claims in respect thereof against Landlord. Provided, however, Tenant shall not be obligated to indemnify Landlord from any liability caused by or resulting from the negligence of Landlord, its agents or employees.

     Landlord shall indemnify and hold Tenant harmless from and against all claims, actions, damages, expenses and judgments for loss, damage or injury to property or person resulting or occurring by reason of the willful misconduct or negligence of Landlord or any of Landlord's agents, contractors, or employees, or by reason of Landlord's breach or default in the performance of any obligation on Landlord's part to be performed under the terms of this Lease. If Tenant shall, without fault on its part, be made a party to any litigation commenced by or against Landlord by reason of the willful misconduct or negligence of Landlord or any of Landlord's agents, contractors, or employees, Landlord shall protect and hold Tenant harmless and pay all reasonable costs, expenses and reasonable attorney's fees incurred or paid by Tenant in connection with such litigation. Provided, however, Landlord shall not be obligated to indemnify Tenant from any liability, costs or expenses caused by or resulting from the negligence of Tenant, its agents or employees.

     Nothing contained herein shall limit or restrict or be deemed to limit or restrict Landlord's or Tenant's rights against any other party, person or entity.

     (b) Tenant shall pay, provide and keep in force during the Term hereof, Comprehensive General Liability Insurance against claims for bodily injury, death or property damage occurring on, in or about the Premises or any appurtenances thereto, arising out of the ownership, operation and control of the Premises by Tenant, including, but not limited to, contractual liability in connection with the indemnification of Landlord herein, in total limits (including the amount of any umbrella liability coverage maintained by Tenant) of not less than $3,000,000.00 in respect to bodily injury or death to any one person, and $3,000,000.00 in respect to any one occurrence, accident or disaster, and property damage with limits of not less than $500,000.00 or such other amounts as may from time to time be reasonably required by Landlord, or the holder of the first mortgage. Tenant shall cause Landlord and any mortgagee of the Center to be named as an additional named insured on said liability insurance.

     (c) Tenant covenants and represents, said representation being specifically designed to induce Landlord to execute this Lease, that Tenant's personal property, fixtures and all improvements, alterations and additions made by Tenant, and any other items which Tenant may bring to the Premises which may be subject to any claim for damages or destruction due to Landlord's negligence shall be fully insured by a policy of insurance covering all risks with no deductible, which policy shall specifically provide for a waiver of subrogation for Landlord without regard to whether or not same shall cost an additional premium and notwithstanding anything to the contrary contained in this Lease.

     (d) Tenant shall provide and keep in force such other insurance and in such amounts as may, from time to time, be reasonably required by Landlord, or any mortgagee, wherein Landlord is named as an additional named insured, or by the holder of any mortgage to which this Lease is subject, against such other insurable hazards as at the time are normally insured against in cases of premises similarly situated and similarly used.

     (e) All insurance required to be provided by Tenant by the provisions of this Section shall be carried in favor of Landlord, Tenant, and any mortgagee, as their respective interests may appear, in such responsible companies licensed in New Jersey and in such form as shall be reasonably satisfactory to Landlord. All policies referred to hereunder, and required to be procured by Tenant, shall be paid for by Tenant and shall be non-assessable and shall require thirty (30) days prior notice by the insurer by registered mail to Landlord, of any cancellation thereof or change therein affecting the coverage thereunder. Landlord agrees that the insurance coverage required of Tenant hereunder may be carried under a blanket policy covering other locations of Tenant and by umbrella addition.

     (f) Tenant shall procure policies for all said insurance for periods of not less than one (1) year and shall deliver to Landlord such policies and evidence of the payment of premiums thereon within ten (10) days after the date hereof (but in any event before Tenant commences occupancy of the Premises for any purpose, including for the purpose of commencing construction of Tenant's Work), and shall procure renewals thereof from time to time, delivering certificates of said renewals to the Landlord at least thirty (30) days before the expiration thereof, together with such evidence of payment as is provided by the insurance carrier.

      SECTION 22.  FAILURE TO OBTAIN FIRE INSURANCE.

     (a) Tenant shall not do or suffer anything to be done in the Premises which will increase the rate of fire insurance on the Center. If any of the policies of insurance as in this Lease provided to be obtained and maintained by Tenant or Landlord cannot be obtained and/or kept in force through Tenant's fault, and Tenant shall fail to commence to cure, remedy and correct the condition which makes it impossible to obtain and keep in force said policies within fifteen
(15) days after written notice from Landlord, and Tenant fails, neglects or refuses to proceed diligently to cure such condition, Landlord may terminate this Lease by giving at least fifteen (15) days notice of such termination to Tenant, and this Lease shall terminate at the expiration date fixed by Landlord in said notice with the same force and effect as if that were the original expiration date hereof, and Tenant shall be and remain liable to Landlord for all damages and losses suffered by Landlord in the same manner as if this Lease were terminated for any other default by Tenant. In lieu of exercising such right of termination, Landlord may, at its option, obtain such policies at regular or increased rates and pay premiums therefor, and Tenant shall reimburse Landlord for the amount of such premium (with respect to any policy required to be carried by Tenant under this Lease), or increase in premium (with respect to any policy carried by Landlord), upon demand, and if not paid, the amount thereof, together with interest at twelve (12%) percent per annum, to accrue from the date of demand by Landlord, shall be added to the amount of the rent next coming due, as Additional Rent.

     (b) If because of Tenant's occupancy, it shall be impossible to obtain fire insurance on the buildings and improvements in the Center in an amount and in form reasonably required by Landlord, and in fire insurance companies licensed in the State of New Jersey, the Landlord may, at is option, terminate this Lease on not less than thirty (30) days written notice to Tenant, and the term hereof shall terminate and come to an end as of the date set forth in Landlord's notice to Tenant.

     SECTION 23.  RIGHT TO INSPECT AND EXHIBIT.

     Landlord may enter the Premises, but shall not be obligated to do so (except as required by any specific provision of this Lease), at any reasonable time on reasonable notice to Tenant (except that no notice need be given in case of emergency) for the purpose of making such repairs, replacements or additions, in, to, and about the Premises or the Center, as Landlord deems necessary in its reasonable judgment, for the safety and/or preservation of the Premises and the Center; to inspect or protect the same; to effect compliance with any law, order or regulation of any governmental authority having jurisdiction; to take all required materials into the Premises for such purposes; to erect, use and maintain pipes and conduits in and through the Premises; provided, in all cases, Landlord shall use its best efforts to minimize any interference with Tenant's business operations in the Premises. Except as otherwise expressly provided in this Lease, in no event shall Tenant have any claims against Landlord for necessary and reasonable interruptions of Tenant's business, or for any other consequential damages sustained by Tenant in the course of such repairs, replacements or restoration, however occurring (except for Landlord's willful misconduct), nor shall any of the foregoing constitute an actual or constructive eviction of Tenant or subject Landlord to any liability or impose upon Landlord any obligation, responsibility or liability whatsoever, for the care, supervision or repair of the Center of which the Premises are a part, or any part thereof, other than as specifically provided in this Lease, or entitle Tenant to any compensation or diminution or abatement of the rent reserved. Landlord shall enter the Premises in such instances and do such work in a manner so as to cause the least possible interference with the operation of Tenant's business at the Premises.

     Landlord shall have the right to exhibit the Premises to prospective purchasers or lenders. For twelve (12) months prior to the expiration of the Term, Landlord, or its agents, may exhibit the Premises to prospective tenants.

     SECTION 24.  NO LIABILITY OF LANDLORD.

     Landlord and its agents, and employees, shall not be liable for any loss or damage to Tenant's property or otherwise, nor shall Landlord, its agents and employees be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Center or from the pipes, appliances or plumbing works or from the roof, street or sub-surface or from any other place or by dampness or by any other cause of whatsoever nature, unless caused by and due to the willful misconduct of Landlord or the negligent act or omission of Landlord, its agents or employees. Nothing contained herein shall be deemed to impose on the Tenant liability for any of the foregoing unless caused by Tenant.

     SECTION 25.  LANDLORD'S EXCULPATION.

     Notwithstanding the requirements of any provision of this Lease, Landlord shall not be liable for failure to furnish any services when such failure is due to Force Majeure, provided Landlord shall furnish same as soon as possible using due diligence. Landlord shall not be liable, under any circumstances, for loss of, or injury to, Tenant or Tenant's business or property however occurring, through or in connection with or incidental to the furnishing of, or failure to furnish, any services, except for the willful misconduct or negligent act or omission of Landlord, its agents and employees, in which event Tenant shall be entitled to a pro rata reduction in rent for the failure or interruption of such services for a period in excess of 48 consecutive hours. In any event, Landlord shall use reasonable efforts to eliminate the cause of any such service stoppage.

         SECTION 26.  UTILITIES, SERVICES, TAXES, ETC., AND HVAC.

     (a) The Tenant shall furnish heat and air conditioning at its own cost and expense.

     (b) Tenant shall repair all utility, ventilating, heating, air conditioning, electrical, gas and other utility lines within the Premises, except if damage outside of the Premises is caused by the negligence, acts or omissions of the Tenant, its agent, servants or employees, in which event Tenant shall likewise repair same outside of the Premises. If the repair is required as a result of the negligence, acts or omissions of Landlord, its agents, servants or employees, Tenant shall notify Landlord, and Landlord shall have the option to (a) make the repairs at its sole cost and expense, or (b) have Tenant make the repairs, in which event Landlord will reimburse Tenant for the reasonable cost thereof. Tenant shall replace, at its own expense, any and all glass which may be broken in and on the Premises.

     Tenant shall be responsible for the repair and replacement of all heating and air conditioning equipment serving the Premises, except Landlord represents and agrees that the heating, ventilating and air conditioning systems serving the Premises shall be in good working condition at the commencement of the Term.

     (c) Tenant shall pay all costs for electricity, water, standby sprinkler charges, repairs to the sprinkler system, gas and other utilities and services consumed by it. Tenant shall also be responsible for making any sprinkler system installation, modification or alteration arising directly out of Tenant's use of the Premises, or as a result of any alterations, installations or additions made by Tenant in the Premises.

     (d) In the event that any utility deposits are necessary, Tenant shall pay said deposits to the utility company.

     (e) Tenant shall enter into and maintain during the Term hereof, a maintenance agreement with a qualified firm to service the heating, ventilating and air conditioning systems servicing the Premises, at Tenant's sole cost and expense. Tenant shall provide Landlord with proof that such agreement is in effect upon request from Landlord.

         SECTION 27. INSOLVENCY OF TENANT.

     If at any time during the term of this Lease the Tenant shall make any assignment for the benefit of creditors, or be decreed insolvent or bankrupt according to law, or if a receiver is appointed for the Tenant, and the same is not dismissed within sixty (60) days, then the Landlord may, at its option, terminate this Lease, exercise of such option to be evidenced by written notice to that effect served upon the assignee, receiver, trustee or other person in charge of the Tenant's estate or the liquidation of the Tenant's property. Such termination shall not release or discharge any payment of rent payable hereunder and then accrued, or any liability then accrued by reason of any agreement or covenant herein contained on the part of Tenant or Tenant's legal representatives.

         SECTION 28. DEFAULTS.

         (a) In the event that Tenant defaults in the payment of any Basic Rent or any Additional Rent and such default continues for five (5) days after notice to Tenant, TIME BEING OF THE ESSENCE; or if Tenant defaults in fulfilling any of the covenants or agreements of this Lease on its part to be kept or performed and such default is not cured within fifteen (15) days after written notice from Landlord or its agent or if such default is of such nature that it cannot be completely cured within such period, Tenant does not commence such curing within fifteen (15) days and thereafter fails to proceed with due diligence and in good faith to cure such default; or if this Lease is transferred to or devolves by merger, consolidation or operation of law upon any person, firm or corporation other than Tenant, except as maybe specifically permitted by this Lease; or if Tenant abandons the Premises or Tenant fails to take possession of the Premises within fifteen (15) days after the Commencement Date; then and in any of such events, Landlord or its agent, may give Tenant a written notice specifying a day not less than five (5) days thereafter whereupon the Term shall end, and on the day specified the Term shall expire as if that day were the day herein fixed for the expiration of the Term, and Tenant shall then quit and surrender the Premises to Landlord and Tenant shall remain liable as herein provided.

     (b) Upon the occurrence of any of the events specified above, Landlord may re-enter the Premises and remove Tenant by summary proceedings or otherwise. In case of any such re-entry, expiration of the Term and/or dispossess by summary proceedings or otherwise, the Basic Rent and Additional Rent shall become due and payable up to the time of such re-entry, dispossess and/or expiration, together with such reasonable expenses as Landlord may incur in obtaining possession of the Premises (including but not limited to reasonable attorneys' fees, brokerage fees and/or the cost of putting the Premises in good order, and for preparing the same for re-rental) but Tenant shall not be responsible for substantial "build to suit" types of expenses. Landlord may relet the Premises or any part or parts thereof, for a term or terms which may at Landlord's option be less than or exceed the period which may otherwise have constituted the balance of the Term and may grant reasonable concessions, or free rent and Tenant shall not be credited therewith; and Tenant or the legal representatives of Tenant shall also pay Landlord as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between all Basic Rent and Additional Rent hereby reserved and/or covenanted to be paid and the net amount, if any,of the basic and additional rents collected on account of the lease of the Premises for the period which would otherwise have constituted the balance of the Term. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent days specified in the Lease, until Landlord or Tenant shall elect to accelerate the payment of such liquidated damages, in which event Tenant shall pay Landlord, within ten (10) days after Landlord's demand, an amount equal to such deficiency above discounted to present value by allowing interest at the rate of four (4%) percent per annum. Any suit brought to collect the amount of such deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding. Landlord shall not be liable for inability to relet the Demised Premises. The words "re-enter" or "re-entry" as used in this Lease shall not be restricted to their technical legal meaning. Tenant shall not be entitled to any surplus accruing to Landlord as a result of any reletting and no such reletting shall constitute a surrender and acceptance or be deemed evidence thereof. Tenant hereby waives all rights of redemption to which Tenant or any person under Tenant might be entitled by any law now or hereafter in force.

     (c) In the event of a breach or threatened breach by Tenant of any of the covenants or provisions of this Lease, Landlord shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy shall not preclude Landlord from any other remedy, in law or in equity.

     (d) If Tenant shall default, after applicable notice and cure periods provided for in this Lease, in the performance of any provision, covenant or condition on its part to be performed under this Lease, Landlord may, at its option, perform the same for the account and at the expense of Tenant. If Landlord at any time shall be compelled to pay or elects to pay any sum of money or do any act which requires the payment of any sum of money by reason of the failure of the Tenant to comply with any provision of this Lease, or if Landlord incurs any expense including reasonable attorneys fees in prosecuting or defending any action or proceeding by reason of any default of Tenant under this Lease,the sums so paid by Landlord with interest at the rate of twelve (12%) percent per annum, together with costs and damages shall be due from and be paid by Tenant to Landlord on demand as additional rent hereunder.

         SECTION 29.  REAL ESTATE TAXES.

     (a) In addition to the Basic Rent, Tenant shall pay its Proportionate Share of Real Estate Taxes imposed on the Center, to be included as part of Landlord's Operating Costs payable pursuant to Section 4 of this Lease. Notwithstanding the above, Landlord may invoice Tenant separately for Tenant's Proportionate Share of Real Estate Taxes, provided such Real Estate Taxes are not otherwise included in Tenant's share of Operating Costs for the applicable period. For the purposes of this Section, "Real Estate Taxes" shall mean the real estate taxes, water and sewer charges, assessments and other governmental charges imposed upon the Center and the improvements thereon. If and to the extent that due to a change in the method of taxation or assessment, any franchise, capital stock, capital gains, rent, income, profit or any other tax or charge shall be substituted in whole or in part for the current ad valorem taxes now or hereafter imposed upon the real estate, such franchise, capital stock, capital gains, rent, income, profit or other tax or charge shall be deemed included in the term Real Estate Taxes for the purpose of this Section.

     (b) If Landlord shall institute a tax appeal, and said tax appeal shall result in a reduction in taxes, then the Tenant shall pay to Landlord its Proportionate Share of Landlord's costs of said appeal, but in no event shall that amount exceed the reduction in taxes, and Tenant shall receive or be credited with its Proportionate Share of any refund or reduction.

          SECTION 30.  SIGNS.

     Landlord agrees that Tenant shall have the right to place a sign on the front facade of the Premises, at Tenant's sole cost and expense, subject to the provisions hereof. No sign shall be affixed to or placed upon any exterior part of the Premises or the Center by the Tenant, except in such manner, and of such size, design and color as shall be approved in advance by the Landlord in writing. Landlord hereby approves Tenant's signage as set forth in Schedule C annexed hereto. Landlord agrees that Tenant shall have the right to place a sign on the pylon sign for the Center located at the intersection of Route 18 and Lake Avenue, in such location and of such design to be approved by Landlord in advance, which approval shall not be unreasonably withheld, and provided that the size of Tenant's sign shall not exceed fifty (50%) percent of the total area of the pylon sign. Tenant shall be responsible for complying with any and all applicable laws, rules and regulations relating to any signage erected or installed by Tenant. SECTION 31. OUTSIDE STORAGE.

     Tenant shall not store any goods, other than temporarily in connection with the delivery of any item, outside of the Premises or any place in the Center.

         SECTION 32.  FINANCIAL STATEMENTS.

     Tenant shall, if required by Landlord's mortgagee or any future mortgagee, or prospective mortgagee or prospective purchaser, submit to Landlord, any prospective mortgagee or purchaser, without cost to the Landlord, a copy of Tenant's current financial statement which shall be considered "confidential" by the recipient. Tenant shall also, without cost to Landlord, submit to any prospective mortgagee or purchaser such prior statements as it may have, as and when required by Landlord or Landlord's mortgagee or prospective mortgagee or prospective purchaser but in no event for more than two (2) years before the current financial statement's year.

         SECTION 33. MERCHANTS' ASSOCIATION.

     In the event that a Merchants' Association is established, Tenant agrees to abide by the By-Laws of the Association, and shall pay its proportionate share of any dues, assessments, or costs incurred by the Association, not to exceed Five Hundred ($500.00) Dollars per annum. Tenant shall become and remain a member of the Association so long as one exists. Landlord represents that no merchants association currently exists for the Center.

         SECTION 34.  SUBORDINATION; PRIORITY OF FEE MORTGAGES.

     This Lease, any amendments, extensions, options (if any) and any other rights granted to Tenant hereunder shall be subject and subordinate at all times in lien and priority to any and all present and future ground and underlying leases affecting all or any part of the Center and to any and all mortgages which may now or hereafter be placed on or affect such leases, and/or the Center, and to all renewals, modifications, consolidations, and extensions thereof, without the necessity of any further instrument or act on the part of Tenant. Tenant shall execute and deliver upon demand any further instrument or instruments confirming the subordination of this Lease to the lien of any such ground and/or underlying lease or mortgage if requested to do so by Landlord, and any further instrument or instruments of attornment that may be reasonably desired by any such mortgagee or Landlord. Notwithstanding the foregoing, any mortgagee may at any time subordinate its mortgage to this Lease without Tenant's consent, by giving notice in writing to Tenant, and thereupon this Lease shall be deemed prior to such mortgage without regard to their respective dates of execution and delivery, and in that event, such mortgagee shall have the same rights with respect to this Lease as though this Lease had been executed prior to the execution and delivery of the mortgage and had been assigned to such mortgagee. Landlord agrees to use its best efforts to obtain a nondisturbance agreement from any existing mortgagee, and from any future mortgagee of the Center or from any ground lessee of the Center. Landlord represents that there are no ground leases currently in effect with respect to the Center.

            SECTION 35. MORTGAGEE PROTECTION CLAUSE.

     Tenant agrees to give all mortgagees and/or trust deed holders, by certified mail, a copy of any notice of default served on Landlord, provided that prior to such notice Tenant has been notified, in writing (by way of notice of assignment of rents and leases or otherwise), of the name and address of such mortgagees and/or trust deed holders. The mortgagees and/or trust deed holders shall have the same time within which to cure such default as is given to Landlord under this Lease. Failure to provide such notice within any specified period of time shall not constitute a waiver by Tenant of its rights with respect to such default; however, Tenant may not exercise any rights against Landlord until the mortgagees and/or trust deed holders have been given the notice and opportunity to cure provided for above.

         SECTION 36:  WATER, STANDBY SPRINKLER, SPRINKLER
                              ALARM AND SEWER (IF ANY) CHARGES:

     Tenant shall pay as Additional Rent (and not as part of Operating Costs) its Proportionate Share of water, standby sprinkler, sprinkler alarm, and sewer (if any) charges for the Common Areas or which are billed to Landlord for the entire Center. Tenant shall pay to Landlord in monthly installments on the first day of each month its estimated Proportionate Share of such charges. Upon receipt of a final bill or bills for such charges for each year of the Term, each party agrees to pay the other on demand, such amount as may be necessary to adjust the amount paid hereunder to the actual amount paid to the entity providing such service and/or utility; provided, however, should Landlord owe Tenant, such amount may be treated as a credit to Tenant's next succeeding payments for such charges. The monthly installments of such charges shall be increased or decreased on account of such final bill or bills.

          SECTION  37. BUSINESS HOURS.

     The Tenant agrees to conduct its business and remain open Monday to Friday, 9:30 a.m. to 9:00 p.m., Saturday, 9:30 a.m. to 7:00 p.m., and Sunday, 10:00 a.m.
to 6:00 p.m., except that Tenant may close on July 4, New Year's Day, Thanksgiving Day, Christmas Day, Mother's Day, Easter Sunday, Memorial Day, and Labor Day, Rosh Hashanoh and Yom Kippur. In the event that Tenant does not remain open as aforesaid it shall pay Landlord, as Additional Rent, $250.00 per day for each day or part thereof that it is closed. Nothing contained herein shall be deemed to restrict or prevent Tenant from opening for business at additional times, subject to applicable laws, ordinances, rules and regulations. Tenant need not remain open because of severe inclement weather, or by reason of fire or other casualty at the Premises, or by reason of force majeure.

      SECTION  38. CENTER.

     (a) The Center shall include the parcel(s) of land and improvements generally depicted as the Center whether owned in fee or ground leased by Landlord, and as more particularly described in Schedule A annexed hereto. Landlord reserves the right to add to or sever the ownership of or title to any portion of the Center at any time, provided however, the exercise of such right shall in no way reduce the Tenant's rights or Landlord's obligations hereunder, or increase Tenant's obligations under the terms of this Lease, or interfere with Tenant's use of the Premises, parking area or other Common Areas. Except as otherwise expressly set forth in this Lease, it is agreed that the depiction of the Center does not constitute a representation, covenant or warranty of any kind by Landlord. Subject to the terms, provisions and restrictions set forth in this Lease, Landlord reserves the right to change the size and dimensions of the Center, the number and location of buildings, building dimensions, the number of floors in any of the buildings, store dimensions, identity, number and type of other stores and tenancies, and the Common Areas, and provided same does not unreasonably interfere with Tenant's use of the Premises, or increase Tenant's obligations hereunder, and does not adversely affect the ingress or egress to the Premises or the visibility of the Premises. This Lease shall not be affected or impaired by any change to, or easements or other rights granted in, any lawns, sidewalks, driveways, curb cuts or streets adjacent to or around the Center, except as otherwise provided in this Lease.

     (b) In the event that the Landlord exercises its rights pursuant to paragraph (a) above, Operating Costs shall be determined pursuant to Section 8 hereof on the basis of the redefined Center.

     (c) Landlord shall have the right to convert the Premises and/or the Center into condominiums and in connection therewith Landlord shall be permitted to assign this Lease to the owner of a condominium which includes the Premises, provided the foregoing shall in no way reduce the Tenant's rights or Landlord's obligations hereunder, or increase Tenants obligations (financial or otherwise) under the terms of this Lease, or interfere with Tenant's use of the Premises or the Common Areas, or require Tenant to purchase or otherwise incur any expenses or to change or alter the Premises. In such event, the Tenant agrees to attorn to the owner of such condominium as Landlord under this Lease.

     SECTION 39. CONTROL OF TENANT.

     If Tenant under this Lease is a corporation, other than a public corporation, and if at any time during the Term of this Lease a majority of such corporation's shares of capital stock shall be transferred to a related entity or corporation, Tenant shall so notify Landlord. If Tenant is a corporation, and more than fifty (50%) percent of the stock ownership or voting control of Tenant is transferred to a non-related person, entity or corporation, same shall be deemed an assignment of this Lease and shall be governed by the provisions of
Section 20 of this Lease.

     SECTION 40. PROCESSING CHARGE.

     Tenant agrees to reimburse Landlord for reasonable attorneys' fees and accounting fees incurred by Landlord when Landlord's consent or approval is requested by Tenant or is required by this Lease in connection with the processing and documentation of any assignment, subletting, license, concession, creation of a security interest, granting of a collateral assignment, change of ownership or other transfer required by Tenant, to the extent same specifically relate to the Premises. Such amount is to be paid no later than the next monthly Basic Rent installment date.

     SECTION 41. RIGHT OF FIRST REFUSAL.

     In the event that any or all of Tenant's interest in the Demised Premises and/or this Lease is transferred by operation of law to any trustee, receiver, or other representative or agent of Tenant, or to Tenant as a debtor in possession, and subsequently any or all of Tenant's interest in the Demised Premises and/or this Lease is offered or to be offered by Tenant or any trustee, receiver, or other representative or agent of Tenant as to its estate or property (such person, firm or entity being hereinafter referred to as the "Grantor"), for assignment, conveyance, lease, or other disposition to a person, firm or entity other than Landlord (each such transaction being hereinafter referred to as a "Disposition"), it is agreed that Landlord has and shall have a right of first refusal to purchase, take, or otherwise acquire, the same upon the same terms and conditions as the Grantor thereof shall accept upon such Disposition to such other person, firm, or entity; and as to each such Disposition the Grantor shall give written notice to Landlord in reasonable detail of all of the terms and conditions of such Disposition within twenty (20) days next following its determination to accept the same but prior to accepting the same, and Grantor shall not make the Disposition until and unless Landlord has failed or refused to accept such right of first refusal as to the Disposition, as set forth herein. The parties agree that the right of first refusal set forth in this Section 41 shall only apply in the event a petition in bankruptcy, receivership, assignment for the benefit of creditors or similar insolvency proceeding is filed by or against Tenant.

     Landlord shall have sixty (60) days next following its receipt of the written notice as to such Disposition in which to exercise the option to acquire Tenant's interest by such Disposition, and the exercise of the option by Landlord shall be effected by written notice to that effect sent to the Grantor by certified or registered mail; but nothing herein shall require Landlord to accept a particular Disposition or any Disposition, nor does the rejection of any one such offer of first refusal constitute a waiver or release of the obligation of the Grantor to submit other offers hereunder to Landlord. In the event Landlord accepts such offer of first refusal, the transaction shall be consummated pursuant to the terms and conditions of the Disposition described in the notice to Landlord. In the event Landlord rejects such offer of first refusal, Grantor may consummate the Disposition with such other person, firm, or entity; but any decrease in price of more than two (2%) percent of the price sought from Landlord or any change in the terms of payment for such Disposition shall constitute a new transaction requiring a further option of first refusal to be given to Landlord hereunder.

     In the event this Lease is assigned or transferred to an entity unrelated to Tenant as part of or in connection with any bankruptcy or other insolvency proceeding commenced by or against Tenant, the monthly credit against Basic Rent due to Tenant pursuant to the terms of Section 2(a) of this Lease shall terminate and shall be of no further force or effect as of the effective date of the assignment or transfer.


         SECTION 42: ENVIRONMENTAL CLEAN-UP RESPONSIBILITY ACT/ISRA

     At all times during the Term of this Lease, Tenant shall handle hazardous substances and waste, if any, as defined in the New Jersey Environmental Clean-Up Responsibility Act ("ECRA"), as such law has been amended by the Industrial Site Recovery Act ("ISRA"), and may from time to time hereinafter be amended, which are brought into or placed in the Premises by Tenant or any of its agents, employees, contractors, licensees or invitees, in such fashion as to avoid any discharge of hazardous substances or wastes at the Premises. Tenant represents and warrants that the business operations which it shall conduct at the Premises do not constitute the operation of an industrial establishment as defined in ECRA/ISRA or, on the other hand, if it is or at any time shall become such an industrial establishment, Tenant will comply with all requirements during operations and at the time of closing, terminating or transferring the operations, at its sole cost and expense. Tenant shall cooperate with Landlord, at no cost or expense to Tenant, in any effort of Landlord to obtain all approvals under ISRA which are necessary to the completion of any transaction respecting the Landlord or the Premises, whether or not Tenant is a party to such transaction; provided, however, that Tenant shall be obligated to incur no expense in connection with a sale of the Center by Landlord, wherein Tenant has had no ISRA-related activity at the Premises. Notwithstanding anything herein to the contrary, the provisions of this section shall survive the termination of the tenancy under this Lease. Tenant's SIC Number is 7999. The Tenant agrees not to store any hazardous substances or waste as defined by ECRA/ISRA on the Premises, other than in de minimus amounts required in connection with cleaning or normal consumer uses.

     Tenant agrees to indemnify, defend and hold Landlord and its officers, employees and agents harmless from any and all claims, judgments, damages, fines, penalties, liabilities, costs and expenses (including reasonable attorney's fees, consultant fees and expert fees) which arise during or after the Term of this Lease in connection with the presence or suspected presence of toxic or hazardous substances or wastes in the soil, groundwater on or under the Center or in the Premises caused by the acts of Tenant, its officers, employees, agents, contractors or invitees. Notwithstanding anything herein to the contrary, the provisions of this section shall survive the termination of the tenancy under this Lease.

     (b) In the event there is any hazardous or toxic substances located or contained within the Premises or the Center, Landlord shall be responsible, at its cost and expense, for the prompt removal of the such materials, all in accordance with the requirements of applicable law, and for any related alterations, additions, installations, repairs or improvements to the Premises or the Center, except to the extent any such material has been brought into or onto the Premises or the Center by Tenant, its agents, employees, contractors or invitees, in which case, Tenant shall be responsible for the prompt removal thereof in accordance with applicable laws and for such related alterations, additions, installations, repairs or improvements. Nothing contained herein shall limit or restrict or be deemed to limit or restrict Landlord's rights or remedies as to any third party, at law or in equity. Landlord represents that to the best of its knowledge, there are no hazardous or toxic substances located or contained within the Premises or the Center. Tenant agrees to notify Landlord of the presence of any such materials in the Premises immediately upon becoming aware thereof. Landlord agrees to indemnify, defend and hold Tenant and its officers, employees and agents harmless from any and all claims, judgments, damages, fines, penalties, liabilities, costs and expenses (including reasonable attorney's fees, consultant fees and expert fees) which arise during or after the Term of this Lease in connection with a breach of the foregoing representation and/or the presence or suspected presence of hazardous or toxic substances in the soil, groundwater on or under the Center or the Premises caused by the acts of Landlord, its officers, employees, agents, contractors or invitees, except to the extent such substances are present as the result of the willful misconduct or affirmative act of Tenant, its officers, employees, agents, contractors or invitees. Notwithstanding anything herein to the contrary, the provisions of this Subsection shall survive the termination of the tenancy under this Lease.

         SECTION 43.  MODIFICATIONS REQUESTED BY MORTGAGEE.

     In the event that any existing or prospective mortgagee of the Center shall request a change in the language of the terms of this Lease, or the execution of any document in connection therewith, Tenant agrees to make such change or execute such document provided the same shall not increase Tenant's obligations or liabilities under this Lease, decrease its rights hereunder, reduce Landlord's obligations or liabilities under this Lease, or unreasonably interfere with Tenant's normal business operations.

         SECTION 44.  QUIET ENJOYMENT.

     Landlord represents that it has title to the Center and has the full right and power to execute and perform this Lease and to grant the estate demised herein. Landlord covenants and agrees that if and so long as Tenant pays the rent herein reserved, and performs and observes the covenants, conditions and agreements hereof upon the part of the Tenant to be performed and observed, Landlord shall do nothing to affect Tenant's right to peaceably and quietly have, hold and enjoy the Premises for the term herein mentioned, subject to the provisions of this Lease.

         SECTION 45.  ESTOPPEL CERTIFICATE.

     Tenant and Landlord agree, at any time, and from time to time, upon not less than ten (10) days' prior notice to the other, to execute, acknowledge and deliver to the other, a statement in writing, addressed to the other and to any mortgagee, prospective mortgagee, or any other party specified by Tenant or Landlord, certifying that this Lease is unmodified and in full force and effect (or, if there have been modifications, describing them), and stating that Landlord has delivered and Tenant has accepted possession; the dates to which basic rent, additional rent and other charges have been paid, the date on which the term of the Lease commenced and stating whether or not to the knowledge of the signer of such certificate, there exists any default by either party in the performance of any covenant, agreement, term, provision or condition contained in this Lease, and, if so, specifying each such default of which the signer may have knowledge, and stating any other fact or certifying any other condition reasonably requested by Landlord or Tenant or reasonably required by any mortgagee, prospective mortgagee or purchaser or assignees of such mortgagee or of Landlord or Tenant, it being intended that any such statement delivered pursuant hereto may be relied upon by Landlord and Tenant or a purchaser of Landlord's or Tenant's interest and by any mortgagee or prospective mortgagee or other party requesting same hereunder.


     SECTION 46. HOLDING OVER.

     In the event that Tenant shall remain in occupancy of the Premises for any period beyond the expiration of the term of this Lease or any renewals or extensions thereof, such occupancy shall be deemed to be a month-to-month tenancy at a monthly rental equal to twice the sum of the Basic Rent and Additional Rent payable for the last month of the Term, and Tenant shall be liable for any additional damages that might be suffered by Landlord. The acceptance of rent by Landlord shall not be deemed to create a new or additional tenancy other than as aforesaid. Nothing contained herein shall be deemed to limit or restrict Landlord's rights at law or in equity, in the event Tenant remains in occupancy of the Premises upon the expiration of the Term without Landlord's consent.

         SECTION 47.  NO WAIVER; ENTIRE AGREEMENT; NO SURRENDER.

     (a) The failure of Landlord to seek redress for violation of, or to insist upon the strict performance of any covenant, agreement, term, provision or condition of this Lease, or any of Landlord's Rules and Regulations shall not constitute a waiver thereof and Landlord shall have all remedies provided herein and by applicable law with respect to any act, which would have originally constituted a default. The receipt by Landlord of Basic Rent or Additional Rent with knowledge of the breach of any covenant, agreement, term, provision or condition of this Lease shall not be deemed a waiver of such breach. The failure of Landlord to bill or collect rent in a timely fashion shall not be construed as a waiver of Landlord's right to collect rent at any time during the Term or any time thereafter.

     (b) This Lease with the schedules, riders and exhibits, if any, annexed hereto contains the entire agreement between Landlord and Tenant, and any agreement hereafter made between Landlord and Tenant shall be ineffective to change, modify, waive, release, discharge, terminate or effect a surrender or abandonment of this Lease, in whole or in part, unless such agreement is in writing and signed by the party against whom enforcement is sought.

     (c) No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the Demised Premises prior to the termination of the Lease. The delivery of keys to any employee of Landlord or of Landlord's agents shall not operate as a termination of the Lease or a surrender of the Premises. In the event of Tenant at any time desiring to have Landlord sublet the Premises for Tenant's account, Landlord or Landlord's agents are authorized to receive the keys for such purposes without releasing Tenant from any of the obligations under this Lease. Tenant hereby relieves Landlord of any liability for loss or damage to any of Tenant's effects in connection with such subletting.

     (d) No payment by Tenant or receipt by Landlord of an amount less than the Rent stipulated in this Lease shall be deemed to be other than on account of the earliest stipulated Rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy provided in this Lease or by law.

         SECTION 48.  REIMBURSEMENT OF LEGAL EXPENSES.

     Tenant agrees to pay to Landlord upon demand, as additional rent, a sum equal to all costs and expenses (including reasonable attorney's fees) incurred by Landlord during or after the Term in enforcing all or any of Landlord's rights under this Lease because of a breach by Tenant as determined by a court of competent jurisdiction.

     Landlord agrees to pay to Tenant, upon demand, all costs and expenses (including reasonable attorney's fees) incurred by Tenant during or after the Term in enforcing Tenant's rights under this Lease resulting from a breach of this Lease by Landlord as determined by a court of competent jurisdiction.

     SECTION 49.  BROKER.

     Tenant and Landlord warrant and represent to each other that there are no brokers who negotiated or brought about this transaction other than R.J. Brunelli & Co., Inc. Landlord shall be responsible for payment of any commission due to said named broker pursuant to separate agreement. Tenant and Landlord shall indemnify, defend and hold each other harmless from and against any and all claims for any brokerage commissions or other compensation asserted by any other broker or person in connection with this Lease, arising from the respective acts of Tenant or Landlord in breach of this representation and warranty, including but not limited to any costs and expenses (including reasonable attorneys fees) related thereto.

     SECTION 50.  OPTION TO RENEW.

     Tenant is hereby granted two (2) options to renew this Lease upon the following terms and conditions:

     (a) At the time of the exercise of each option to renew and at the time of the said renewal, Tenant shall not be in default beyond applicable grace periods in accordance with the terms and provisions of the Lease, and Tenant or any permitted assignee or sublessee shall be in possession of the Premises pursuant to this Lease.

     (b) Notice of exercise of each option shall be sent to Landlord, in writing, at least nine (9) months before expiration of the term of this Lease, as same may have been previously extended.

     (c) The renewal terms shall each be for a term of five (5) years to commence at the expiration of the term of this Lease, as same may have been previously extended, and all of the terms and conditions of this Lease, other than the Basic Rent shall apply during any such renewal term.

     (d) The Basic Rent to be paid during such renewal terms shall be as follows:

     (i) The Basic Rent to be paid during the first renewal term shall be payable in the annual amounts and monthly installments as set forth on Schedule B annexed hereto and made a part hereof; and

     (ii) The Basic Rent to be paid during the second renewal term shall be payable in the annual amounts and monthly installments as set forth on Schedule B annexed hereto and made a part hereof.


         SECTION 51.  EXECUTION BY LANDLORD.

     The submission of this Lease Agreement for examination does not constitute a reservation of or option for the Premises and this Lease shall be of no force and effect whatsoever unless it shall have been executed by the Landlord and Tenant and copies thereof shall have been received by the parties or their respective attorneys.

     SECTION 52.   RECORDATION.

     Tenant covenants not to place this Lease or the Commencement Date certificate referred to in Section 10(a) on record. At the request of Landlord or Tenant, the other party will execute a memorandum of lease for recording purposes containing references to the material provisions of this Lease as Landlord and Tenant shall mutually deem necessary. If requested by Landlord, Tenant shall execute a recordable discharge of the memorandum of lease and deliver same to Landlord's attorney prior to recording the memorandum, to be held in escrow until expiration or termination of this Lease in accordance with its terms.

         SECTION 53.   NOTICES.

     Any notice, request or demand permitted or required to be given by the terms and provisions of this Lease, or by any law or governmental regulation, either by Landlord to Tenant or the Tenant to Landlord, shall be in writing, and shall be delivered by overnight courier service with receipt acknowledged, or mailed by registered or certified mail, return receipt requested, addressed if to Tenant, to Attention: Dan Catalfumo, 290 Wild Avenue, Staten Island, NY 10314, and if to Landlord, to Attention: Joseph Harary, 1411 Broadway, 36th
Floor, New York, NY 10018, with a copy to Richard A. Epstein, 100 Plainfield Avenue, Edison, New Jersey 08817. Such notice, request or demand shall be deemed given when actually delivered or if mailed, when received by the addressee as evidenced by the return receipt, or if refused, the date on which delivery was first attempted as evidenced by the postal records. Either party may from time to time, by notice as aforesaid, designate a different address for notices, requests or demand.

         SECTION 54.  PERSONS BOUND.

     The covenants, agreements, terms, provisions and conditions of this Lease shall bind and inure to the benefit of the respective heirs, distributees, executors, administrators, successors, assigns and legal representatives of the parties hereto with the same effect as if mentioned in each instance where a party hereto is named or referred to, but nothing herein contained shall be construed to give Tenant the right to assign this Lease. The covenants and obligations on the part of Landlord under this Lease shall not be binding upon Landlord herein named with respect to any period subsequent to the transfer of its interest in the Center, by operation of law or otherwise, and in the event of such transfer or any subsequent transfer Tenant agrees to look solely to the transferee for the performance of Landlord's covenants and obligations, but only with respect to the period beginning with such transfer and ending with a subsequent transfer of such interest, and all acts, covenants or obligations due on the part of Landlord during its ownership shall survive any act of transfer of the fee title to or leasehold interest in the Center.

         SECTION 55.  PARTIAL INVALIDITY.

     If any provision of this Lease or any application thereof to any person or circumstance shall be determined to be invalid or unenforceable, the remaining provisions of this Lease or the application of such provision to persons or circumstances other than those to which it is held invalid or unenforceable shall not be affected thereby and shall be valid and enforceable to the fullest extent permitted by law.

         SECTION 56. CONSENTS.

     Except as expressly set forth in this Lease, all consents and approvals required of Landlord shall not be unreasonably withheld or delayed, provided Tenant shall not make or assert any claim for, and Tenant hereby waives any claim for money damages by way of setoff, counterclaim or defense, or otherwise, based upon any claim or assertion by Tenant that Landlord has unreasonably withheld or unreasonably delayed any consent or approval. Tenant's sole and exclusive remedy shall be an action or proceeding for specific performance, injunction or declaratory judgment. This Section shall not be applicable in the event a court of competent jurisdiction determines that Landlord has acted in an arbitrary or capricious manner. This Section shall also not apply to any diminution in the rental value of the Premises to Tenant resulting from Landlord having unreasonably withheld or delayed its consent or approval, provided the Tenant's damages shall not exceed the amount of Rent payable by Tenant for the period so affected.

         SECTION 57.  LANDLORD'S LIEN.

     To secure the payment of all of the rents, taxes, charges, penalties and damages herein covenanted to be paid by Tenant, and for the purpose of securing all of the Tenant's obligations under this Lease, Tenant hereby gives to Landlord an express lien on and security interest in all property, equipment, chattels and fixtures which may be placed in or on the Premises and also on any proceeds of insurance which may accrue to Tenant by reason of damages to or destruction of any such property. This lien and security interest may be foreclosed by public or private sale upon ten (10) days notice of sale to tenant and the Landlord shall have the right to become the purchaser upon being the highest bidder at such sale.

         SECTION 58.  MISCELLANEOUS.

     (a) As used in this Lease, the term "Force Majeure" shall mean fire, catastrophe, casualty, strikes or labor trouble, civil commotion, acts of God or the public enemy, governmental prohibitions or regulations, or inability in obtaining materials, or any other causes beyond Landlord's or Tenant's control.

     (b) Tenant agrees that neither Landlord, nor Landlord's agents, employees or representatives nor any other party has made, and Tenant does not rely on, any representations, warranties or promises with respect to the Center, the Premises or this Lease, except as herein expressly set forth.

     (c) The Section headings of this Lease are for convenience only and shall not limit or define the meaning or content hereof. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the person or persons may require.

     (d) Anything elsewhere to the contrary notwithstanding, Tenant shall look solely to the estate of Landlord in the Center for the satisfaction of each and every remedy of Tenant in the event of any default or breach by Landlord with respect to any of the terms, covenants and conditions of this Lease to be observed and/or performed by Landlord, and no other property or assets of Landlord or any general partner of Landlord or their respective successors and assigns shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies, such exculpation of liability to be absolute and without any exceptions whatsoever.

     (e) If Tenant is a corporation, each individual executing this Lease on behalf of said corporation represents and warrants that he is duly authorized to execute and deliver this Lease on behalf of the corporation in accordance with a duly adopted resolution of the Board of Directors of said corporation or in accordance with the by-laws of said corporation, and that this Lease is binding upon said corporation in accordance with its terms. If Tenant is a corporation, Tenant shall, upon execution of this Lease, deliver to Landlord a certified copy of a resolution of the Board of Directors of said corporation authorizing or ratifying the execution of this Lease.

     (f) This Lease shall be governed by the laws of the State in which the Center is located.

         SECTION 58.  LEASE CONTINGENCY.

     Landlord and Tenant hereby agree that this Lease Agreement and their respective obligations hereunder are conditioned on the Landlord obtaining, within thirty (30) days after the signing hereof, a written waiver from the owner of the Burger King in the Center of its restaurant exclusive as to Tenant's intended use of a portion of the Premises for the sale of food and beverages or other proof, satisfactory to the Tenant in its reasonable judgment, that such restaurant exclusive is of no force or effect as to Tenant's intended sale of food and beverages in the Premises, including but not limited to any court order determining the issue.

     In the event Landlord is unable to obtain such waiver or such other satisfactory proof within such thirty (30) day period, and any extended period agreed to in writing by the parties, either party may thereafter terminate this Lease upon written notice to the other party, but only before such waiver or other satisfactory proof is obtained, without further obligation of the parties.

     The parties further agree that the time frames for Tenant to apply for and to obtain any required governmental approvals and building permits in accordance with Section 10(c) of this Lease shall not commence to run until Tenant's receipt of the required waiver or such other proof satisfactory to establish that the Burger King restaurant exclusive is of no force or effect as to Tenant's intended sale of food and beverages in the Premises.

     IN WITNESS WHEREOF, this Lease has been executed and delivered as of the 31st day of December, 1996.


ATTESTED:                                              FUN TYME CONCEPTS OF EAST
                                                        BRUNSWICK, INC. (Tenant)




By:_________________________    By:______________________________

President


WITNESS:    HARARY GROUP (Landlord)



____________________________    By:_______________________________
                                   JOSEPH HARARY, Partner

SCHEDULE A


The Premises

SCHEDULE B


Payment of Basic Rent


Lease Year(s)              Annual Rent                        Monthly Installment
    1                      $183,240.00                                 $15,270.00
    2                      $183,240.00                                 $15,270.00
    3                      $183,240.00                                 $15,270.00
    4                      $183,240.00                                 $15,270.00
    5                      $183,240.00                                 $15,270.00
    6                      $206,145.00                                 $17,178.75
    7                      $206,145.00                                 $17,178.75
    8                      $206,145.00                                 $17,178.75
    9                      $206,145.00                                 $17,178.75
   10                      $206,145.00                                 $17,178.75


First Renewal Term

   11                      $231,951.00                                 $19,329.25
   12                      $230,888.00                                 $19,329.25
   13                      $230,888.00                                 $19,329.25
   14                      $230,888.00                                 $19,329.25
   15                      $230,888.00                                 $19,329.25


Second Renewal Term

   16                      $260,964.00                                 $21,747.00
   17                      $260,964.00                                 $21,747.00
   18                      $260,964.00                                 $21,747.00
   19                      $260,964.00                                 $21,747.00
   20                      $260,964.00                                 $21,747.00


SCHEDULE C

Tenant's Approved Signage

TABLE OF CONTENTS

         SECTION 1.   TERM.

         SECTION 2.   BASIC RENT.

         SECTION 3.   PROPORTIONATE SHARE.

         SECTION 5.   INTENTIONALLY OMITTED.

         SECTION 6.   INTENTIONALLY OMITTED.

         SECTION 7.   INTENTIONALLY OMITTED.

         SECTION 8.   OPERATING COSTS.

         SECTION 9.   COMMON AREAS.

         SECTION 10.  COMMENCEMENT OF TERM.

         SECTION 11.  SECURITY DEPOSIT.

         SECTION 12.  NET LEASE.

         SECTION 13.  PURPOSE, TRADE NAME, RESTRICTIONS.

         SECTION 14.  LANDLORD'S OBLIGATIONS.

         SECTION 15.  CONDITION OF PREMISES; REPAIRS.

         SECTION 16.  ALTERATIONS.

         SECTION 17. COMPLIANCE WITH RULES AND REGULATIONS; COMPLIANCE WITH LAW.

         SECTION 18.  DAMAGES TO CENTER; WAIVER OF SUBROGATION.

         SECTION 19.  EMINENT DOMAIN; CONDEMNATION.

         SECTION 20.  ASSIGNMENT, SUBLETTING.

         SECTION 21.  INDEMNITY AND TENANT'S INSURANCE.

         SECTION 22.  FAILURE TO OBTAIN FIRE INSURANCE.

         SECTION 23.  RIGHT TO INSPECT AND EXHIBIT.

         SECTION 24.  NO LIABILITY OF LANDLORD.

         SECTION 25.  LANDLORD'S EXCULPATION.

         SECTION 26.  UTILITIES, SERVICES, TAXES, ETC., AND HVAC.

         SECTION 27.  INSOLVENCY OF TENANT.

         SECTION 28.  DEFAULTS.

         SECTION 29.  REAL ESTATE TAXES.

         SECTION 30.  SIGNS.

         SECTION 31.  OUTSIDE STORAGE.

         SECTION 32.  FINANCIAL STATEMENTS.

         SECTION 33.  MERCHANTS' ASSOCIATION.

         SECTION 34.  SUBORDINATION; PRIORITY OF FEE MORTGAGES.

         SECTION 35.  MORTGAGEE PROTECTION CLAUSE.

         SECTION 36:  WATER, STANDBY SPRINKLER, SPRINKLER
                      ALARM AND SEWER (IF ANY) CHARGES.

         SECTION 37.  BUSINESS HOURS.

         SECTION 38.  CENTER.

         SECTION 39.  CONTROL OF TENANT.

         SECTION 40.  PROCESSING CHARGE.

         SECTION 41.  RIGHT OF FIRST REFUSAL.

         SECTION 42:  ENVIRONMENTAL CLEAN-UP RESPONSIBILITY ACT/ISRA.

         SECTION 43.  MODIFICATIONS REQUESTED BY MORTGAGEE.

         SECTION 44.  QUIET ENJOYMENT.

         SECTION 45.  ESTOPPEL CERTIFICATE.

         SECTION 46.  HOLDING OVER.

         SECTION 47.  NO WAIVER; ENTIRE AGREEMENT; NO SURRENDER.

         SECTION 48.  REIMBURSEMENT OF LEGAL EXPENSES.

         SECTION 49.  BROKER.

         SECTION 50.  OPTION TO RENEW.

         SECTION 51.  EXECUTION BY LANDLORD.

         SECTION 52.  RECORDATION.

         SECTION 53.  NOTICES.

         SECTION 54.  PERSONS BOUND.

         SECTION 55.  PARTIAL INVALIDITY.

         SECTION 56.  CONSENTS.

         SECTION 57.  LANDLORD'S LIEN.

         SECTION 58.  MISCELLANEOUS.

         SECTION 59.  LEASE CONTINGENCY.

         EXHIBITS:         SCHEDULE A:  THE PREMISES

                                    SCHEDULE B:  RENT SCHEDULE

                                    SCHEDULE C:  TENANT'S APPROVED SIGNAGE

                                  Exhibit 10.30
                 Lease Agreement for Edmonton Canada Fun Bubble.

         THIS INDENTURE made the           day of           ,  19   .


BETWEEN:

         SUN LIFE ASSURANCE COMPANY OF CANADA, a body Corporate incorporated under the laws of Canada having its head office in the Municipality of Metropolitan Toronto, Ontario,

                       (hereinafter called the "Landlord")

                                OF THE FIRST PART

                                      -and-

                       FUN TYME CONCEPTS OF EDMONTON INC.


                        (hereinafter called the "Tenant")

                               OF THE SECOND PART


                                    ARTICLE I

SECTION 1.00    DEFINITIONS

         In this Lease the following terms have the following meanings:

(a) "Building" means the building or buildings now or hereafter erected on the Lands;

(b)            "Commencement Date" means the 1st day of April, 1997;

(c)            "Deposit" means the sum of $29,725.67 as referred to in
               Section 3.03, to the twelfth, twenty-fourth and last months Minimum Rent, Operating Expenses, Taxes and GST;

(d) "Lands" means all and singular those certain lands described in Schedule "A"attached hereto;

(e)            "Landlord's Address" means

                  "for payment of rent" as referred to in Article III:

                  P.O. Box 4104, Station "A"
                  City of Toronto
                  Province of Ontario, M5W 2P1;

                  "for service" as referred to in Section 14.07:

                  #440, 10123 - 99th Street
                  City of Edmonton
                  Province of Alberta, T5J 3H1
                      ;
               or such other address as the Landlord may advise the Tenant from time to time;

(f) "Lease" means this Indenture and all Schedules attached hereto.

(g)            "Lease Year" means each consecutive twelve (12) calendar
               month period during the Term commencing on the first day of January provided that the first Lease Year shall commence
               -------
               on the Commencement Date and end on the day immediately preceding the commencement of the next following Lease Year and the last Lease Year shall expire on the expiry or sooner termination of the Term provided that, the Landlord may from time to time, by notice to the Tenant, specify an annual date from which each subsequent Lease Year for the purposes of any of the articles, sections or other provisions of this
               Lease is to commence, and, the then current Lease Year for that purpose or purposes, will terminate on the date immediately preceding the commencement of that new Lease Year;

(h)            "Minimum Rent" means

                  a) the annual sum of Seventy Three Thousand, Two Hundred Dollars ($73,200.00) payable in advance in equal, consecutive monthly instalments of Six Thousand, One Hundred Dollars ($6,100.00) for the first thirty (30) months of the Term being April 1, 1997 to the last day of September 1999;

                  b) the annual sum of Seventy Nine Thousand, Two Hundred Ninety Six Dollars ($79,296.00) payable in advance in equal, consecutive monthly instalments of Six Thousand, Six Hundred Eight Dollars ($6,608.00) for the second thirty (30) months of the Term being October 1, 1999 to the last day of March 2002 and;

                  c) the annual sum of Eighty Five Thousand, Four Hundred Four Dollars ($85,404.00) payable in advance in equal, consecutive monthly instalments of Seven Thousand, One Hundred Seventeen Dollars ($7,117.00) for the thirty (30) months of the Term being April 1, 2002 to the last day of September 2004 and;

                  d) the annual sum of Ninety One Thousand, Five Hundred Dollars ($91,500.00) payable in advance in equal, consecutive monthly instalments of Seven Thousand, Six Hundred Twenty Five Dollars ($7,625.00) for the last thirty (30) months of the Term being October 1, 2004 to the last day of March 2007 and;

(i) "Operating Expenses" means the total of all costs and expenses incurred by or on behalf of the Landlord in respect of or in connection with the operating, managing, maintaining, insuring and repairing (including structural repairs not the responsibility of the Landlord herein) of the Building, the Lands and the improvements thereon, including any loading dock and spur track, such as are in keeping with maintaining the standard of a first class industrial complex including without limitation, cost of all repairs and replacements (including, at the Landlord's option, the amortization of such costs, on a basis consistent with generally accepted accounting principles), the costs of painting interior areas not normally rented to tenants and the costs of painting and otherwise maintaining the outside of the Building, other than those parts for which the Tenant is responsible, the costs of maintaining, repairing and replacing the roadways, driveways, loading and parking areas, the cost of snow removal, landscape maintenance, refuse removal and other costs in connection with the repair, replacement and maintenance of outside areas and facilities, sprinkler protection, depreciation and notional interest costs (equal to the Stipulated Rate determined at the time of acquisition) with respect to machinery, equipment, facilities, systems or property installed in or used in connection with the Building if the principal purpose or intent of such use or installation was to reduce the cost of other items included in Operating Expenses, the cost of fire, casualty, liability, rental, boiler, extended perils and plate glass insurance and all such other insurance against casualties, perils and losses as the Landlord may elect to insure against from time to time (and, if the Landlord elects to self-insure, in whole or in part, the amount of reasonable contingency reserves not exceeding the amount of premiums which would otherwise have been incurred in respect of the risks undertaken), security protection, the cost of service contracts with independent contractors, spur track rental, all electricity, gas, water (hot and cold), sewer and other utility charges incurred by the Landlord, cost of heating, cooling and ventilating all space including both rentable and non-rentable areas, the amount of all salaries, wages and fringe benefits paid to employees engaged in the maintenance or operation of the Building or the Lands, and all other expenses paid or payable by the Landlord in connection with the operation of the Building, improvements and the Lands (but shall not include Taxes, interest on debt or capital retirement of debt or any amounts directly chargeable by the Landlord to any tenant or tenants as provided in their respective leases) and an allowance of fifteen percent (15%) of the aggregate of (i) the aforesaid amounts, and (ii) Taxes, for building management and overhead expenses of the Landlord;

(j) "Permitted Use" means an indoor playground, recreational and educational facility for children. The Permitted Use may also include the operation of a snack bar and/or a food service counter.

(k) "Premises" means that portion of the Building as shown, outlined and described in Schedule "B" attached hereto and Premises shall be deemed to include all facilities, structures, improvements, erections, additions, alterations and equipment therein from time to time but shall exclude the exterior, sub-floors, foundation and roof of the Building;

(l) "Proportionate Share" means the fraction which has as its numerator the floor area of the Premises and as its denominator the rentable floor area of the Building;

(m) "Rent" means all Minimum Rent, additional rent and all other monies payable by the Tenant under or pursuant to this Lease;

(n) "Stipulated Rate" means the annual rate equal to three percentage (3%) points over the annual rate of interest charged and published from time to time by the main branch of the Landlord's bank in the City in which the Lands are situate, as its most favourable rate of interest to its most creditworthy and substantial commercial customers on large loans, commonly known as its "prime rate";

(o) "Taxes" means an amount equivalent to all taxes, rates, duties, levies and assessments whatsoever whether municipal, provincial, parliamentary, school or otherwise, charged, levied, imposed or assessed against or upon or in respect of the Building, the Lands or any improvements now or hereafter erected thereon or any part thereof or any one or more thereof or upon the Landlord on account thereof including all taxes, rates, duties, levies and assessments for education and local improvements (excluding any tax assessed separately or charged directly to the Tenant which has been attracted by the Tenant's improvements and equipment and excluding any corporate, income, profits and excess profits taxes assessed upon the income of the Landlord) and shall also include any and all taxes which may in future be levied in lieu of or, in addition to, Taxes as hereinbefore defined whether in existence at the Commencement Date or not. Any costs and expenses (including legal costs on a solicitor and his own client basis) incurred by the Landlord in contesting, resisting or appealing the Taxes or any part thereof shall be added to and included in the amount of such Taxes. Taxes shall be deemed to include an amount equal to all taxes, levies and impositions paid or payable by the Landlord which are based upon or computed by reference to the Landlord's interests, ownership of, or capital employed in the Lands or Building, or both, determined as if the Lands and Building were the only real property owned by the Landlord;


(p) "Term" means One Hundred Twenty (120) months unless sooner terminated pursuant to the provisions of this Lease;


(q) "Landlord's Architect" means the independent professional architect, or engineer or quantity surveyor selected by the Landlord from time to time for the purposes of making determinations hereunder.

                                   ARTICLE II

SECTION 2.00    DEMISE

               In consideration of the rents, covenants, conditions and agreements herein reserved and contained on the part of the Tenant to be paid, observed and performed, the Landlord hereby demises and leases unto the Tenant the Premises.

SECTION 2.01    TERM

               TO HAVE AND TO HOLD the Premises for and during the Term commencing on the Commencement Date.

SECTION 2.02    POSSESSION

               The Landlord shall not be liable for failure to give possession of the Premises on the Commencement Date by reason of the fact that the Building or the Premises are not ready for occupancy, or due to a prior tenant wrongfully holding over or any other persons wrongfully occupying the Premises. In such event, payment of the rent under this Lease shall not commence until possession is given or is available but the Term shall nevertheless commence on the Commencement Date. If the Tenant shall have occupied the Premises or any part thereof prior to the Commencement Date (which the Tenant shall not be entitled to do except with the prior written consent of the Landlord) such occupancy shall deem to have been subject to this Lease and the rent for the duration of such occupancy shall be at the rate herein provided and be due and payable in advance as of the first day of each month until the Commencement Date on a per diem basis.

SECTION 2.03    EXAMINATION OF PREMISES

               The Tenant will examine the Premises and the Building before taking possession of the Premises and such taking of possession will be, in the absence of an agreement signed by the Landlord in writing to the contrary, conclusive evidence as against the Tenant that at the time thereof the Premises and the Building were in good order, ready for occupancy and in satisfactory condition and no further work or improvements are required to be made or done and that there exists no promise of the Landlord to alter, remodel, decorate or improve the Premises or the Building and no warranty or representation whatsoever respecting the Premises or the Building have been made by the Landlord or its agents or employees other than those expressly contained herein.

                                   ARTICLE III

SECTION 3.00    MINIMUM RENT

(a) YIELDING AND PAYING therefor yearly and every year during the Term unto the Landlord, the Minimum Rent to be paid in advance in equal consecutive monthly instalments on the first day of each and every month during the Term commencing on the Commencement Date.

(b) If the Term commences on any day other than the first or ends on any day other than the last day of a calendar month, rent for the fractions of a month at the commencement and at the end of the Term shall be adjusted pro rate on a per diem basis based on a period of three hundred and sixty-five (365) days and payable on the Commencement Date and the first day of the last month of the Term, respectively.

(c) The Tenant will deliver to the Landlord on or before the commencement of each Lease Year a series of monthly post-dated cheques for each month of such Lease Year in respect of the monthly payments of Minimum Rent and additional rent payable to the Landlord during such Lease Year. SECTION 3.01 Operating Expenses

(a) The Tenant covenants and agrees to pay to the Landlord, during each Lease Year, as additional rent, in advance, in equal consecutive monthly instalments and payable on the dates the monthly instalment of Minimum Rent is payable, the Proportionate Share of Operating Expenses.

(b) The amount of such Proportionate Share of Operating Expenses may be estimated by the Landlord for each Lease Year and the Landlord shall furnish to the Tenant an estimate of such Proportionate Share of Operating Expenses and the Tenant shall pay to the Landlord such estimated Proportionate Share of Operating Expenses in monthly instalments in advance as aforesaid during such Lease Year. The Landlord may, if during the course of any such Lease Year there shall be any increase or decrease in the Landlord's estimate of such Proportionate Share of Operating Expenses for such Lease Year, adjust its estimate and upon the Tenant being notified of such adjustment the Tenant's monthly instalments of such estimated Proportionate Share of Operating Expenses from and including the instalment next due after the giving of notice of adjustment shall be adjusted in accordance with the Landlord's notice. Provided the Lease is in good standing and the Tenant is not in default of any of its covenants an/or obligations, the Landlord shall not adjust the Tenant's estimated Proportionate Share of Operating Expenses during the course of a Lease Year in the event the such adjustment represents a variance of less than 10.0% of the original estimation of Operating Expenses for that Lease Year.

(c) When the Operating Expenses for such Lease Year are finally determined by the Landlord, the Landlord shall furnish the Tenant with a statement showing the actual amount of the Operating Expenses for such Lease Year and the Landlord and Tenant covenant and agree each with the other that if an overpayment of such Operating Expenses has been made by the Tenant the Landlord shall credit such amount to such Operating Expenses for the next following Lease Year and if there is no such next following Lease Year such amount shall be paid to the Tenant and if an amount remains owing to the Landlord in respect of such Operating Expenses the Tenant shall forthwith pay such amount to the Landlord.

(d) Neither party may claim a readjustment of a Proportionate Share of Operating Expenses based upon an error of estimation, determination or calculation of the Proportionate Share or of the Operating Expenses unless claimed in writing before one year after the end of the Lease Year to which the claim relates.

(e) Once each Lease Year, the Tenant may at its sole cost and expense, examine the Landlord's records which were used by the Landlord to ascertain the Operating Expenses for the previous Lease Year. The examination of such records shall take place in the location where the Landlord keeps the said records.

SECTION 3.02    TAXES

(a) The Tenant covenants and agrees to pay to the Landlord during the Term, as additional rent, in advance, in equal consecutive monthly instalments and payable on the dates the monthly instalments of the Minimum Rent are payable, a certain share of the Taxes determined as follows:

(i) the Tenant will pay the amount determined when the appropriate mill rate for Taxes is applied to the Assessment for the Premises; "Assessment" in this subsection 3.02 means the assessed value upon which business assessments are calculated, or would be calculated if a business were being conducted in the Premises in respect of which the assessed value is determined;

(ii) the Tenant will also pay its Proportionate Share of any amounts determined by applying the appropriate mill rate for Taxes against any separate Assessments for the non-rentable areas of the Lands and Building or any part thereof, and

(iii) if there is not or if there ceases to be a separate Assessment for the Premises or if there ceases to be a separate Assessment for any part of the Lands or Building, for which there was one previously during the Term, or, otherwise if the Landlord so elects, the Tenant will pay its Proportionate Share of Taxes.

(b) The amount of such share of Taxes may be estimated by the Landlord for each Lease Year and the Landlord shall furnish to the Tenant an estimate of such share of Taxes and the Tenant shall pay to the Landlord such estimated share of Taxes in monthly instalments in advance as aforesaid during such Lease Year. The Landlord may, if during the course of any such Lease Year there shall be any increase or decrease in the Landlord's estimate of such share of Taxes for such Lease Year, adjust its estimate and, upon the Tenant being notified of such adjustment, the Tenant's monthly instalments of such estimated share of Taxes from and including the instalment next due after the giving of notice of adjustment shall be adjusted in accordance with the Landlord's notice. Provided the Lease is in good standing and the Tenant is not in default of any of its covenants an/or obligations, the Landlord shall not adjust the Tenant's estimated Proportionate Share of Taxes during the course of a Lease Year in the event the such adjustment represents a variance of less than 10.0% of the original estimation of Taxes for that Lease Year.

(c) When the Taxes for such Lease Year are finally determined by the Landlord, the Landlord shall furnish the Tenant with a statement showing the actual amount of the Taxes for such Lease Year and the Landlord and Tenant covenant and agree each with the other that if an overpayment of such Taxes has been made by the Tenant the Landlord shall credit such amount to such Taxes for the next following Lease Year and if there is no such next following Lease Year such amount shall be paid to the Tenant and if an amount remains owing to the Landlord in respect of such Taxes the Tenant shall forthwith pay such amount to the Landlord.

(d) The Tenant covenants and agrees to reimburse the Landlord throughout the Term and at the times and in the manner specified by the Landlord from time to time, the full amount of any tax, sales tax, goods and services tax, value added tax, multi-stage sales tax, business transfer tax or any other similar tax levied, rated, charged, imposed or assessed in respect of the rent, additional rent or any other amounts payable pursuant to this Lease or in respect of the space demised under this Lease.

(e) Once each Lease Year, the Tenant may at its sole cost and expense, examine the Landlord's records which were used by the Landlord to ascertain the Taxes for the previous Lease Year. The examination of such records shall take place in the location where the Landlord keeps the said records.

SECTION 3.03    DEPOSIT

               The Landlord acknowledges receipt of the Deposit which the Landlord may use, retain or apply all or part of to the extent required for the payment of any rent or any other sums as to which the Tenant is in default or as compensation on account for any loss or damage arising from the breach or default by the Tenant of any provision of this Lease. If the Landlord uses, retains or applies all or part of the said sum for other than the last month's Minimum Rent as provided above, the Tenant will, upon notification by the Landlord, pay to the Landlord the amount required to reimburse it for the amounts so applied. SECTION 3.04 PAYMENTS TO LANDLORD

(a) All payments required to be made by the Tenant under or in respect of this Lease shall be made in lawful money of Canada without any set-off, abatement, demand, compensation or deduction whatsoever to the Landlord at the Landlord's Address for payment of rent or to such agent or agents of the Landlord as the Landlord shall from time to time direct in writing to the Tenant. The Tenant shall pay to the Landlord, as additional rent, interest at the Stipulated Rate on all payments of rent which has become overdue so long as such payments remain unpaid.

(b) All sums of money payable to or incurred by the Landlord, which ought to have been paid or incurred by the Tenant, or for which the Landlord hereunder is entitled to be paid or to be reimbursed by the Tenant may be recovered by the Landlord together with costs (including legal fees on a solicitor and his own client basis and all fees and costs related to recovery or collection of such sums) and interest at the Stipulated Rate, as rent, by any and all remedies available to it for the recovery of rent in arrears.

SECTION 3.05    NET LEASE

               The Tenant acknowledges and agrees that it is intended that this Lease shall be a completely carefree net lease for the Landlord, except as expressly herein set out, that the Landlord shall not be responsible during the Term for any costs, charges, impositions, taxes, expenses or outlays of any nature whatsoever arising from or relating to the Premises, or the use and occupancy thereof or the contents thereof, or the business carried on therein, and the Tenant shall pay all charges, impositions, taxes, costs and expenses of every nature and kind relating to the Premises and its Proportionate Share of all charges, impositions, costs and expenses of every nature and kind relating to those parts of the Building not intended for leasing.

                                   ARTICLE IV

SECTION 4.00    QUIET ENJOYMENT

         The Landlord covenants that the Tenant upon duly and regularly paying the rent and performing and observing the covenants and agreements herein on the Tenant's part contained, shall and may peaceably possess and enjoy the Premises for the Term without any interruption or disturbance from the Landlord or any other person lawfully claiming by, from or under the Landlord subject, nevertheless, to the terms, covenants, agreements and conditions of this Lease.

         The Landlord will operate and maintain the Building and Lands (excluding the Premises or other leased or leasable areas) as would a prudent Landlord of comparable buildings in the City of Edmonton, having regard to the size, age, location, nature, character and use of the Building.

                                    ARTICLE V

SECTION 5.00    PERFORM COVENANTS

         The Tenant shall pay the rent at the times and in the manner herein provided and shall observe and perform all the covenants, agreements and conditions on its part to be observed and performed in accordance with this Lease.
SECTION 5.01    BUSINESS TAX

         The Tenant shall pay, as additional rent, to the lawful taxing authority, when due, all business taxes and all other taxes, rates, levies, licence fees and charges levied or assessed in respect of the use or occupancy of the Premises or the equipment, machinery, or fixtures brought therein or belonging to the Tenant, or to anyone occupying the Premises with the Tenant's consent, and to pay to the Landlord upon demand the portion of any tax, rate, duty, fee, levy or charge levied or assessed upon the Lands and the Building or any part thereof that is attributable to any Tenant's improvements or fixtures on the Premises constructed by or on behalf of or belonging to the Tenant, including penalties for late payment thereof. The Tenant shall not appeal any assessment of any of the foregoing without the consent of the Landlord which, if given, shall be deemed to be on the express understanding that the Tenant will at the same time, appeal, as agent for the Landlord, the assessment of the Landlord's interest in the Premises and the Tenant shall indemnify the Landlord against any costs suffered, incurred or imposed on the Landlord and not recoverable from other tenants by reason of such appeal.

SECTION 5.02    UTILITIES

         The Tenant shall pay promptly to the Landlord, or as it otherwise directs from time to time, when due, as additional rent, all rates, levies and charges (including installation charges) for water, gas, sewer and electric light and electrical power, telephone or other utilities supplied to or used in the Premises as separately metered or separately invoiced by the supplier and, if not so metered or invoiced, the Proportionate Share of such rates, levies and charges provided however if the Tenant is an excessive user (in the Landlord's opinion acting reasonably) of any such utilities the Tenant shall be charged accordingly as the Landlord shall determine acting reasonably and the Tenant shall pay all costs of making such determination including, without limitation, the cost of the purchase and installation of a meter or other special equipment.

SECTION 5.03    EVIDENCE OF PAYMENTS

         The Tenant shall produce to the Landlord from time to time at the request of the Landlord satisfactory evidence of the due payment by the Tenant of all payments required to be made by the Tenant under this Lease.

SECTION 5.04    NO NUISANCE

         The Tenant shall not at any time during the Term, use, exercise or carry on or permit or suffer to be used, exercised or carried on, in, about or upon the Premises or any part thereof any waste or any noxious, noisome or offensive act, trade, business, occupation or calling, and no act, matter or thing whatsoever shall at any time during the Term be done in, about or upon the Premises or any part thereof which shall or may be or grow to the annoyance, nuisance, damage or disturbance of the occupiers, tenants or owners of the Building or adjoining land and properties.

SECTION 5.05    COMPLY WITH LAWS AND REGULATIONS

         The Tenant shall comply promptly at its expense with all laws, ordinances, regulations, requirements and recommendations, which may be applicable to the Tenant or to the use, operation or occupation of the Premises or the making by the Tenant of any repairs, alterations, changes or improvements therein, of any and all federal, provincial, civic, municipal and other authorities or association of insurance underwriters (including, without limitation, the rules and regulations of the Canadian Board of Fire Underwriters and the Insurer's Advisory Organization and any successor bodies) or agents and all notices in pursuance of same and whether served upon the Landlord or the Tenant. Without having made any enquiries, the Landlord is unaware of any violations relating to the Tenant's proposed operation or occupation of the Premises. SECTION 5.06 COMPLY WITH RULES

         The Tenant agrees that the rules and regulations endorsed on this Lease or attached hereto as Schedule "C" with such reasonable variations, modifications, amendments and additions as shall from time to time be made by the Landlord and any other and further reasonable rules and regulations that may be made by the Landlord and communicated to the Tenant in writing shall be observed and performed by the Tenant and its agents, invitees, clerks, servants and employees and all such rules and regulations now in force or hereafter put in force shall be read as forming part of the terms and conditions of this Lease as if the same were embodied herein; all such rules and regulations shall be deemed to be a part of this Lease.

SECTION 5.07    GOODS, CHATTELS AND FIXTURES NOT TO BE REMOVED

         The Tenant agrees that all goods, chattels, equipment and trade fixtures when moved into the Premises shall not, except in the normal course of business, be removed from the Premises until all rent due or to become due during the Term is paid in full.

SECTION 5.08    PEACEFUL SURRENDER

(a) The Tenant shall, at the expiration or sooner termination of the Term, peaceably surrender and yield up unto the Landlord the Premises, together with all fixtures and improvements which at any time during the Term shall be made therein or thereon, in as good condition and repair as the Tenant is required to maintain the Premises throughout the Term and the Tenant shall deliver to the Landlord all keys to the Premises which the Tenant has in its possession and inform the Landlord of all combinations of locks, safes and vaults.

(b) Without limiting the foregoing the Tenant shall immediately before the expiration or sooner termination of the Lease strip, seal and wax all tile flooring, strip and seal all concrete flooring, steam clean or shampoo all carpeted flooring, wash all glass, doors, woodwork, light fixtures and washrooms, fill all holes and repaint all painted wall surfaces of the Premises to the reasonable specifications and satisfaction of the Landlord. The Tenant further covenants that the Tenant will not upon such expiration or sooner termination leave in, on, about or upon the Premises or Lands any Environmental Hazards (as hereinafter defined) or any rubbish or waste material and will leave the Premises in a clean and tidy condition.

SECTION 5.09    CARE OF PREMISES

(a) The Tenant shall take good care of the Premises and keep same in a tidy, clean and good condition.

(b) The Tenant shall, at its own expense, be responsible for and shall maintain and replace from time to time as may reasonably be necessary during the Term all light fixtures, light bulbs, fluorescent tubes, ballasts and starters in the Premises. The Landlord shall have the right to attend to such maintenance and replacements at the Tenant's expense which shall be payable as additional rent by the Tenant forthwith on demand.

(c) The Tenant shall, at its own expense, replace or repair, under the direction and to the reasonable satisfaction of the Landlord, the glass, locks and trimmings of the doors and windows in or upon the Premises which become damaged or broken.

(d) The Tenant shall properly heat the Premises, at its own expense, during the Term hereof at all times to the extent necessary to prevent damage thereto by frost or other causes.

(e) The Tenant shall maintain (including, without limitation, the performance of regular and periodic servicing, maintenance and inspections as a prudent owner would) in good operating condition and to the satisfaction of the Landlord, all pipes, wiring and electrical apparatus and all plumbing fixtures and heating, ventilating and air conditioning equipment and all other mechanical systems and electrical systems in or about the Premises and shall keep the same in clean and good working order and repair. It is understood and agreed that in case the said fixtures, systems and equipment or any part thereof shall be damaged or destroyed or become incapable of performing their function the Tenant shall forthwith repair or replace (as the Landlord may require) the same to the satisfaction of the Landlord. The Landlord shall have the right to service, maintain or inspect, or any one or more of them, the said fixtures, systems and equipment or cause same to be maintained or inspected, or both, at the Tenant's expense, the costs of which shall be payable as additional rent by the Tenant forthwith on demand together with an administrative fee equal to fifteen (15%) percent of all such costs.

(f) The Tenant shall keep well painted the painted portions of the interior of the Premises.

(g) The Tenant shall keep and maintain the washrooms in a sanitary condition.

(h) The Tenant shall not do or suffer or permit any Environmental Hazards to exists on, in or about the Premises or any waste or damage, disfiguration or injury to the Premises or the fixtures and equipment thereof or permit or suffer any overloading of any floors thereof and shall not place in, on or about the Premises any fixtures, equipment, machinery, or materials of a weight beyond the capacity for which the Building is designed, or to the extent that will cause damage to the Building or cause excessive vibration; and that the Tenant will repair any damage done to the Premises or the Building by reason of any excessive weight placed in the Premises, or excessive vibration caused in the Premises.

(i) The Tenant shall not use water for any purpose other than sanitary or drinking without the prior written consent of the Landlord.

SECTION 5.10    ACCESS

(a) The Tenant shall not permit any vehicles belonging to the Tenant, its employees, contractors or agents to cause obstruction on any roads, driveways or parking areas about the Building, or prevent the ingress and egress by any other tenant in the Building or any adjoining buildings, and will use its best endeavours to ensure that persons doing business with the Tenant shall not permit any vehicles to cause such obstruction as aforesaid.

(b) The Tenant shall not stack any materials in the yard or yards of the Building, adjacent driveways, or common areas and shall cause no obstruction to vehicles operating on the roads, driveways or parking areas.

                                   ARTICLE VI

                  The Tenant covenants with the Landlord that:

SECTION 6.00    USE OF PREMISES

         The Premises shall not be used for any other purpose than the Permitted Use and then subject to the other provisions of this Lease. Notwithstanding the Permitted Use, the Premises shall not be used in any way which may impair the efficient or proper operation of the sprinkler system or any mechanical, plumbing or electrical systems or heating, ventilating or air conditioning equipment within or about the Building. SECTION 6.01 NUISANCE, WASTE

         The Tenant shall not cause or suffer or permit the manufacturing, transportation, storage, discharge or disposal of any contaminant or waste, flammable, explosive, radioactive corrosive or poisonous material or substance, urea formaldehyde foam insulation, asbestos, PCBs or pollution or other environmentally hazardous, dangerous or noxious substances or materials including those declared or determined by the standards established by relevant governmental statutes, by-laws or regulations to be hazardous or toxic (collectively called "Environmental Hazards") in, on or from the Premises.

SECTION 6.02    ACTS CONFLICTING WITH INSURANCE

         The Tenant shall not do, omit to do or permit to be done or omitted to be done any act or thing which may render void or voidable or conflict with the requirements of any policy or policies of insurance, including any regulations of fire insurance underwriters applicable to such policy or policies, whereby the Premises or the Building or the contents of the premises of any tenant in the Building are insured or which may cause any increase in premium to be paid in respect of any such policy. In the event that any such policy or policies is or are cancelled or are threatened to be cancelled by reason of any act or omission of the Tenant, the Landlord shall have the right, at its option, to terminate this Lease forthwith by giving notice of termination to the Tenant, and in the event that the premium to be paid in respect of any such policy is increased by any act or omission of the Tenant, including the Permitted Use, the Tenant shall pay to the Landlord the amount by which said premium shall be so increased.

SECTION 6.03               AUCTION

         The Tenant shall not at any time during the Term permit any sale by auction to be held within the Premises or upon the Lands or any part thereof.


SECTION 6.04               RAIL SPUR

If the Premises do now or hereafter have access to a railway spur or are now or hereafter served by a railway spur the Tenant shall forthwith execute and deliver any agreements in respect thereof which are required by the railway company or other authority operating the said railway or required by the Landlord, and the Tenant shall reimburse to the Landlord or pay directly to the railway company or other authority operating the said railway all payments and compensation whatsoever which are required to be paid by the Tenant or the Landlord including, without limitation, any prepayments for the use of the railway facilities and other materials or otherwise and the costs of repairs and replacements of the rail lines, track bed, ties and any other apparatus (but excluding any amounts included in the Operating Expenses and paid by the Tenant under section 3.01 hereof), and the Tenant shall observe and perform all terms, conditions, covenants and obligations under the said agreements and any and all requirements whatsoever of the railway company or other authority operating the said railway or the Landlord. The Tenant shall indemnify and save harmless the Landlord from and against any and all loss, cost, expense, damage, claims and liability whatsoever in respect of the use of the railway spur by the Tenant and in respect of the said agreements and all requirements of the railway company or other authority operating the said railway or the Landlord.

                                   ARTICLE VII

SECTION 7.00    TENANT'S REPAIRS

(a) The Tenant shall at all times during the Term repair, maintain, decorate, operate, amend and keep the Premises, with the appurtenances thereto and all equipment and fixtures therein, as a prudent owner would, when, where and so often as the need shall be, reasonable wear and tear, structural repair for which the Landlord is responsible pursuant to section 7.01 hereof and damage by fire not due to the negligence or wilful act or omission of the Tenant or those for whom the Tenant is legally responsible, lightning and tempest (hereinafter collectively referred to as "Tenant Repair Exceptions") only excepted and the Tenant will, upon notice in writing, reimburse the Landlord as additional rent for the costs, plus interest at the Stipulated Rate until repaid together with an administration fee equal to fifteen (15%) percent of the aggregate of the foregoing costs, of repairing or restoring any damage (including structural repair referred to in section 7.01 hereof) caused by the negligence or wilful acts or omissions of the Tenant or those for whom the Tenant is legally responsible, to the Building or the Lands.

(b) The Landlord and its agents shall have the right at all reasonable times during the Term, to enter the Premises to examine the condition thereof, and further, that all want of reparation that upon such a view shall be found, and for the amendment of which notice is given, the Tenant shall well and sufficiently repair and make good accordingly within fifteen (15) days from the date of such notice. Provided the Landlord does not require immediate access to the Premises as the result of an emergency, the Landlord shall provide the Tenant with one days advance notice of its intention to enter the Premises.


SECTION 7.01    LANDLORD'S REPAIRS

         Subject to Article IX, the Landlord shall be responsible only for structural repairs necessarily required to correct inherent defects in design or construction of the following components of the Building:

(a) the roof deck (excluding the protective system above the deck surface);

(b) the bearing walls (excluding perimeter caulking of walls, doors and windows, tuckpointing of bricks and blocks, parging repairs and waterproofing of exterior wall surfaces), and

(c) the floor and foundation, save and except damage caused by the negligence or wilful acts or omissions of the Tenant, its employees, invitees, licensees, agents, servants or other persons from time to time on or about the Premises, the Building or the Lands with the express or implied consent, approval or invitation of the Tenant or its subtenant.

As at the Commencement Date, the Landlord is not aware of inherent defects in the design or construction of the Building's roof deck, bearing walls, floor or foundation.

                                  ARTICLE VIII

SECTION 8.00    ALTERATIONS

(a) The Tenant shall not without the prior written consent of the Landlord, which consent shall not be unreasonably withheld, make any installations, additions, partitions, alterations or improvements to the Premises. The Tenant shall submit to the Landlord detailed plans and specifications of any such work or installation when applying for consent, and the Landlord reserves the right to recover from the Tenant the cost of having its architects or engineers examine such plans and specifications which costs shall be paid by the Tenant, as additional rent, forthwith on demand. The Landlord may require that any or all work to be done, or materials to be supplied hereunder be done or supplied by the Landlord's contractors or workmen or by contractors or workmen engaged by the Tenant but first approved by the Landlord. Any work performed by the Tenant shall be performed by competent workmen whose labour union affiliation is not incompatible with those of any workmen who may be employed in the Building by the Landlord, its contractors or subcontractors. In any event, any or all work to be done or materials to be supplied hereunder shall be at the sole cost and expense of the Tenant and shall be done and supplied and paid for in the manner and according to such terms and conditions, if any, as the Landlord may prescribe. Any connections of apparatus to the electrical system other than a connection to an existing base receptacle, or other connection or apparatus to the plumbing lines shall be deemed to be an alteration within the meaning of this Lease.

(b) The Tenant covenants with the Landlord that the Tenant shall promptly pay or cause to be paid all charges incurred by or on behalf of the Tenant or any subtenant or occupant of the Premises or any part thereof, for any work, materials or services that may be done, supplied or performed in respect of the Premises and shall forthwith discharge any liens in respect of same at any time filed against the Lands or Building or any part thereof and keep the Lands and Building free from liens and in the event that the Tenant fails to do so, the Landlord may, but shall be under no obligation to, pay into court the amount required to obtain a discharge of any such lien in the name of the Tenant, or subtenant or occupant, and any amount so paid together with all disbursements and costs in respect of such proceedings on a solicitor and his own client basis and interest at the Stipulated Rate on all such monies from the date of payment by the Landlord to the date of reimbursement by the Tenant together with an administrative fee of fifteen (15%) percent of the aggregate of all of the foregoing sums, shall be forthwith due and payable by the Tenant to the Landlord as additional rent. The Tenant shall allow the Landlord to post and keep posted on the Premises any notices that the Landlord may desire to post under the provisions of the construction, mechanic's or builder's lien legislation or other legislation.

(c) If required by the Landlord, the Tenant shall not commence to make or permit to be commenced to be made, any installations, alterations, additions, partitions or improvements until the Tenant delivers to the Landlord an indemnity bond, in a form and for an amount acceptable to the Landlord, of a duly incorporated surety company licensed to carry on in the Province in which the Lands are situate the business of indemnity insurance, insuring the Landlord against any loss, costs or damages of the Landlord arising out of or due to any default in the payment of the cost of such installations, alterations, additions, partitions or improvements. The Landlord shall not require an indemnity bond in the event the estimated cost of any installations, alterations, additions, partitions or improvements does not exceed $50,000.

(d) The Tenant shall not without prior written consent of the Landlord put up any window drapes, blinds, awnings or other similar things or cover the floors with anything other than loose rugs.

(e) In making any installations, additions, partitions, alterations or improvements, the Tenant will not alter or interfere with any installations which may have been made by the Landlord and in no event whatsoever shall the Tenant alter or interfere with or affect the structural elements or the strength or outside appearance of the Building.


SECTION 8.01    LANDLORD'S RIGHT TO DO WORK

(a) The Tenant covenants and agrees with the Landlord that the Landlord has retained and reserved the sole and exclusive right to use or to lease to others for their own use the roof or exterior walls of the Building and to construct upon the Lands any other building or buildings or structures as the Landlord may wish.

(b) The Landlord shall have the right to make additions (including free standing structures separate and apart from any existing building on the Lands) to and improvements or installations in and repairs to the Building and the outside areas or the Lands or either one or more of them and whenever reference is made in this Lease to the "Building," it shall mean the building or buildings as the same may be changed, added to or improved from time to time and in relation to any such additions, improvements, installations, or repairs the Landlord may cause such reasonable obstructions of and interference with the use or enjoyment of the Building or the Premises or both as may be reasonably necessary for the purposes aforesaid and may interrupt or suspend the supply of electricity, gas, water or other services when necessary and until said additions, improvements, installations or repairs shall have been completed and there shall be no abatement in rent nor shall the Landlord be liable by reason thereof provided that all such additions, improvements, installations or repairs shall be made as expeditiously as reasonably possible.

(c) The Landlord and any persons authorized by the Landlord shall have the right to use, install, maintain or repair or any one or more of them, pipes, wires, ducts or other installations in, under or through the Premises for or in connection with the supply of any services to the Premises or any other premises in the Building. Such services include without limiting the generality of the foregoing, electricity, water, gas, sanitation, telephone, heating, air-conditioning and ventilation.

(d) The Landlord and any persons authorized by the Landlord shall have the right to enter upon the Premises to make such reasonable decorations, repairs, alterations, improvements or additions as it may deem advisable and the Landlord or any persons authorized by the Landlord shall be allowed to take all material into and upon the Premises that may be required therefore. The rent shall in no way abate while such decorations, repairs, alterations, improvements or additions are being made by reason of loss or interruption of the business of the Tenant because of the prosecution of any such work.

(e) Nothwithstanding the contents of Section 8.01 (b), (c) and (d), in the event more than 50% of the Premises are render wholly unfit for the Tenant's use for more than fourteen (14) consecutive days as a result of the Landlord's decorations, repairs, alterations, improvements or additions (provided that the Landlord's decorations, repairs, alterations, improvements or additions are not the result of the negligence, default or wilful act or omission of the Tenant or its agents, servants, employees, workmen or invitees or other persons from time to time on or about the Premises, the Building or the Lands with the expressed or implied consent, approval or invitation of the Tenant), then the rent payable under this Lease shall abate until the Premises may be once again used by the Tenant.

(f) Notwithstanding the above, Landlord will use reasonable efforts not to interfere with Tenant's business.

SECTION 8.02    REMOVAL OF FIXTURES

         Subject to Section 5.07 hereof, the Tenant may at or prior to the expiration of the Term hereby granted, take, remove and carry away from the Premises any of its fixtures, fittings, shelving, counters or other articles upon the Premises in the nature of trade or tenants' fixtures, but the Tenant shall in such removal do no damage to the Premises, or shall make good any damage which the Tenant may occasion thereof; provided further that the Tenant shall not remove or carry away from the Premises any building or any plumbing, heating, air-conditioning or ventilating plant or equipment or other Building services; and further notwithstanding anything contained in this Lease, the Landlord shall have the right to require the Tenant upon the termination of this Lease by affluxion of time or otherwise to remove any installations, alterations, additions, partitions and fixtures or anything in the nature of leasehold improvements made or installed by or on behalf of the Tenant or any subtenant or occupant of the Premises, or by the Landlord on behalf of the Tenant or by any previous tenant or occupant of the Premises or any part thereof, and to make good any damage caused to the Premises by such removal. Any installations, alterations, additions, partitions and fixtures and anything in the nature of the leasehold improvements not removed by the Tenant or required to be removed by the Landlord, shall become the absolute property of the Landlord without any cost to the Landlord or compensation to the Tenant, any subtenant or occupant of the Premises, free and clear of all liens, charges and encumbrances whatsoever.

SECTION 8.03    SIGNS

         The Tenant shall not paint, display, inscribe, place or affix any sign, picture, advertisement, notice, lettering or direction, or any window blinds or awnings, on any part of the outside of the Building or visible from the outside of the Building, or in any corridor, hallway, entrance or any other public part of the Building, without the prior written approval of the Landlord; provided that the Landlord may prescribe a uniform pattern for identification signs for tenants to be placed on the outside of the Premises. Provided that, at the request of the Tenant and at the Tenant's expense, the Landlord shall, at its option, either permit such sign to be placed or, cause such a sign to be placed, in position in the form of lettering, style and design and in the size and position as directed by the Landlord in writing. Provided that on the expiration or sooner termination of this Lease, the Tenant shall cause any signs as aforesaid to be removed or obliterated at its own expense and in a good and workmanlike manner. The Tenant will indemnify and save harmless the Landlord from and against any loss, suit, action, damage, injury or claim suffered by any person, firm or corporation arising out of or by reason of the erection, or presence of any such sign(s) or awnings, or the removal of same and whether or not the Tenant, its officers, employees, agents, invitees or servants have been negligent with respect to the same.


                                   ARTICLE IX

         The parties hereto agree each with the other as follows:

SECTION 9.00    DAMAGE OR DESTRUCTION OF PREMISES

(a) If, during the Term, the Premises shall be damaged or destroyed by a peril or perils which would be covered by a standard fire insurance policy with an extended coverage endorsement thereto, the Minimum Rent shall abate in the proportion that the part of the Premises rendered unfit for occupancy bears to the whole of the Premises until the Premises are rebuilt; and the Landlord agrees that it will with reasonable diligence repair the Premises unless the Lease is terminated in accordance with the provisions herein, except for:

(i) any repair the Tenant is obligated to make under the terms hereof, and

(ii) the property of the Tenant or any occupant of the Premises, or any part thereof, and any improvements installed by or on behalf of the Tenant, any previous tenant, or any occupant of the Premises, or any part thereof, all of which the Tenant agrees to repair and restore, in each such case, to substantially the condition same were in immediately before such destruction or damages occurred, but in any event subject always to the provisions of paragraphs 9.00(b), 9.00(c), 9.00(d) and 9.00(e) hereof.

(b) If the Premises are damaged or destroyed by any cause whatsoever and if, in the opinion of the Landlord's Architect, the Premises cannot be rebuilt or made fit for the purposes of the Tenant within one hundred and twenty (120) days of the damage or destruction, the Landlord instead of rebuilding or making the Premises fit for the Tenant as provided in Section 9.00(a) above, may at its option, terminate this Lease by giving the Tenant within thirty (30) days of such damage or destruction notice of termination and thereupon the rent shall be apportioned and paid to the date of such damage or destruction and the Tenant shall immediately deliver up possession of the Premises to the Landlord.

(c) If the Building or part thereof shall be damaged or destroyed and such damage or destruction shall, in the opinion of the Landlord's Architect, materially interfere with the enjoyment of the Premises by the Tenant, the Minimum Rent in respect of the Premises shall abate in proportion to such interference during the period of such interference.

(d) If the Building shall, in the opinion of the Landlord's Architect, be damaged to the extent that no less than FORTY (40%) per cent of the area of the Building requires repair or reconstruction (and whether or not there shall be any damage to the Premises), the Landlord instead of rebuilding or repairing the Building as provided in Section 9.00(a) above, may at its option, terminate this Lease by giving the Tenant, within thirty (30) days of such damage or destruction, notice of termination and the Tenant shall immediately deliver up possession of the Premises to the Landlord.

(e) Provided always that there shall be no cessation or abatement of rent if damage to the Premises or the Building or any part thereof shall have been the result of the negligence, default or wilful act or omission of the Tenant or its agents, servants, employees, workmen or invitees or other persons from time to time on or about the Premises, the Building or the Lands with the expressed or implied consent, approval or invitation of the Tenant.

SECTION 9.01    NOTICE OF ACCIDENTS, DEFECTS OR DAMAGES

         The Tenant shall immediately advise the Landlord, and promptly thereafter by notice confirm such advice to the Landlord of any accident to or defect in the plumbing, gas pipes, water pipes, heating, ventilating and air conditioning apparatus, electrical equipment, conduits, or wiring, or of any damage or injury to the Premises, or any part thereof, howsoever caused; provided that nothing herein shall be construed so as to require repairs to be made by the Landlord, except as expressly provided in this Lease.

SECTION 9.02    DAMAGE TO BUILDING BY TENANT

         The Tenant shall reimburse the Landlord forthwith on demand for all costs incurred by the Landlord in making good any damage caused to the Building, the Lands, the improvements thereon, or any part thereof, including the furnishings and amenities thereof as a result of the negligence or wilful act or omission of the Tenant, its employees, invitees, licensees, agents, servants or other persons from time to time in or about the Premises, the Building or the Lands with the express or implied consent of the Tenant.

                                    ARTICLE X

SECTION 10.00    ASSIGNING OR SUBLETTING

(a) The Tenant shall not suffer or permit any other person to use or to occupy the Premises and shall not mortgage this Lease or any right hereunder or interest herein and shall not assign this Lease or sublet the Premises or any part thereof (all of the foregoing being hereinafter collectively referred to as a "Transfer") without the prior consent in writing of the Landlord, which consent shall not be unreasonably withheld. This prohibition against any Transfer shall be construed to include a prohibition against any Transfer by operation of law. The Tenant shall not assign the Lease with respect to part of the Premises only.

(b) The Tenant shall, at the time the Tenant requests the consent of the Landlord to any Transfer, deliver to the Landlord such information in writing (herein called the "required information") as the Landlord may reasonably require respecting the proposed occupier, user, assignee, mortgagee or subtenant (all of the foregoing being hereinafter collectively referred to as the "Transferee") including the name, address, nature of business, reputation, financial responsibility and standing of such Transferee and the terms, conditions and rental rate of such Transfer. After receiving the tenant's request, the Landlord shall have the right, at its option, in lieu of consenting to the Transfer, to terminate the Lease if the Transfer relates to all of the Premises or, if the Transfer relates to a portion only of the Premises, to terminate the Lease with respect to such portion, by giving within fifteen (15) days after receiving the required information, on not less than thirty (30) nor more than sixty (60) days written notice of termination to the Tenant. In the event of such termination, the Tenant shall surrender the Premises or portion thereof, as the case may be, in accordance with the said notice and the provisions of this Lease relating to surrender of the Premises at the expiration of the Term and the rent shall be adjusted to the date of termination and, if the Lease is terminated in respect of only a portion of the Premises, the rent shall be abated proportionately.

(c) If such consent of the Landlord shall be given, the Tenant shall Transfer only to the Transferee named and upon the terms, conditions and at the rental rate provided to the Landlord as part of the required information and such Transferee shall enter into an agreement, in form and content determined by the Landlord, covenanting and agreeing with the Landlord to comply with and perform all the obligations, covenants and agreements in this Lease contained on the part of the Tenant to be complied with or performed and shall covenant and agree directly with the Landlord not to mortgage or assign any lease or sublet in whole or in part, its premises without the consent of the Landlord and the provisions of this Article X shall apply mutatis mutandis. In the event that the Tenant has not completed such Transfer within thirty (30) days after the consent of the Landlord is given, such consent of the Landlord shall be null and void and the Tenant shall not be permitted to Transfer without again conforming to all of the provisions of this Article X.

(d) In no event shall any Transfer to which the Landlord may have consented release or relieve the Tenant from its obligations to fully perform all the terms, covenants and conditions of this Lease on its part to be performed for the entire Term and any renewal or extension thereof, and in any event, the Tenant shall be liable for the Landlord's costs incurred in connection with the Tenant's request for consent whether or not the Landlord consents to any request to a Transfer. Notwithstanding any consent of the Landlord to any Transfer, the Landlord's consent shall be required for any further or other Transfer and the provisions of this Article X shall apply to each and every Transfer and any consent of the Landlord shall not act as a waiver of any of the provisions of this Article X.

(e)      If the Tenant is a corporation or if the Landlord has consented to any Transfer to a corporation, any transfer or issue by sale, assignment, bequest, inheritance, operation of law or other
disposition, or by subscription, from time to time of all or any part of the corporate shares of the Tenant or of any parent or subsidiary corporation of the Tenant or any corporation which is an associate or affiliate of the Tenant (as those terms are defined pursuant to the Canada Business Corporations Act S.C. 1974-75, c. 33 and amendments thereto), which results in any change in the effective voting control of the Tenant by the person holding such voting control at the Commencement Date (or at the date any Transfer to the corporation is consented to by the Landlord) and which does not receive the prior written consent of the Landlord in each instance, which consent may be unreasonably withheld, notwithstanding any statutory provision to the contrary, entitles the Landlord to terminate this Lease upon five (5) days' written notice to the Tenant. If the Landlord elects to cancel this Lease as aforesaid, the Tenant shall have the right to advise the Landlord within five (5) days after written notice of the Landlord's election that the Tenant elects to have this Lease reinstated by the transfer, sale, assignment or other disposition (the "Re-Transfer") from the shareholders of the Tenant after such change in control to the shareholders of the Tenant existing as at the Commencement Date (or at the date that any Transfer to the corporation was consented to by the Landlord). If the Tenant effects such Re-Transfer within thirty (30) days following the Landlord's election, and forthwith thereafter provides the Landlord with evidence satisfactory to the Landlord of such Re-Transfer, this Lease will be reinstated as of the date of the termination by the Landlord as aforesaid. If this Lease is terminated as aforesaid, the Landlord may re-enter and take possession of the Premises whereupon the Landlord's rights and remedies contained in Section 12.00 hereof shall apply. The Tenant shall make available to the Landlord, or its lawful representatives, all corporate books and records of the Tenant for inspection at all reasonable times, in order to ascertain whether there has been any change in control of the Tenant corporation. However, this Section 10.00(e) shall not apply to the Tenant if and so long as the Tenant is a public corporation whose shares are traded and listed on any recognized stock exchange in Canada or the United States, so long as prior to or as soon as reasonably possible after any such change of control of the Tenant, the Landlord receives assurances satisfactory to the Landlord that there will be a continuity of the existing management of the Tenant, and of its business practices and policies notwithstanding any such change of control.

(f) Any Transfer in breach of Article X shall, until and unless the Landlord shall have otherwise have consented, be invalid and of no force or effect but shall nevertheless constitute a default hereunder.

(g) The Landlord's consent to any Transfer shall not be effective unless given by the Landlord in writing and no such consent shall be deemed or presumed by any act or omission of the Landlord other than an express consent in writing; without limiting the generality of the foregoing, the Landlord may collect rent and any other amounts from the Transferee and apply the net amount collected to the rent and other amounts payable pursuant to this Lease and the collection or acceptance of such amounts shall not be deemed to be a waiver of the Landlord's rights under this Article X nor an acceptance of or consent to any such Transfer.

(h) If pursuant to a Transfer consented to by the Landlord, a Transferee has sublet all or part of the Premises from the Tenant and has agreed to pay the Tenant a rent (which shall be deemed to include any premiums, bonuses, key money or lump sum payments made by the Transferee to the Tenant, or as the Tenant may direct, that may reasonably be considered to be for the use of all or part of the Premises, or amounts payable for the purchase or use of leasehold improvements or chattels in excess of their fair market value, lump sums to be amortized over the term of the sublease for the purposes of calculating the rent) or other amount in respect of its use of the Premises or any part of the Premises that exceeds the rent payable by the Tenant to the Landlord (or a pro-rated portion of such rent in the case of a Transfer of less than the entire Premises), the Tenant will pay to the Landlord monthly, as additional rent, together with Minimum Rent, an amount equal to the excess rent received or receivable by the Tenant from the Transferee. (i) Notwithstanding the above, Tenant has right to sublet up to 20% of the Premises to a third party for the operation of a service currently provided by the Tenant, provided that the Tenant will be held responsible for the obligations of the Lease.

                                   ARTICLE XI

SECTION 11.00    TENANT'S INSURANCE

(a) The Tenant shall at its own expense, provide and maintain in force during the Term:

               (i) plate glass insurance, for the benefit of the Landlord, any and all mortgagees of the Landlord (the "Mortgagee") and the Tenant, covering all plate glass in the Premises, including plate glass windows and doors, in an amount equal to the full insurable value thereof;


               (ii) comprehensive general public liability (covering personal and bodily injury, death and property damage) on an occurrence basis with respect to all construction, installation and alteration done in the Premises by the Tenant, the business carried on, in or from the Premises, any private rail crossing servicing the Lands and the Tenant's use and occupancy thereof and of the Premises, of not less than Five Million Dollars ($5,000,000.00) (or such greater amount as the Landlord may reasonably require provided any change is consistent with market rates for comparable uses in comparable facilities);

               (iii) insurance in such amounts as may be reasonably required by the Landlord in respect of fire and such other perils as are from time to time defined in the usual extended coverage endorsement covering the Tenant's trade fixtures and the furniture and equipment of the Tenant and all leasehold improvements of the Tenant, and which insurance shall contain a waiver of subrogation clause in favour of the Landlord and such insurance shall include the Landlord and the Mortgagee as named insureds as the Landlord's and the Mortgagee's interest may appear with respect to insured leasehold improvements and provide that any proceeds recoverable in the event of loss to leasehold improvements shall be payable to the Landlord and the Mortgagee jointly but the Landlord and Mortgagee shall agree to make available such proceeds toward the repair or replacement of the insured property if this Lease is not terminated pursuant to any provision hereof;

               (iv) Tenant's legal liability insurance (for the full replacement cost of the Premises),

               (v) any other form of insurance as the Landlord, acting reasonably, requires from time to time for risks against which a prudent tenant would insure and in respect of which insurance is available.

               (vi) business interruption insurance in such amounts as will reimburse the Tenant for direct or indirect loss of earnings attributable to the perils to be insured against by the Tenant hereunder and any other perils commonly insured against by prudent tenants or attributable to loss of access to the Premises or the Building or the Lands as a result of such Perils.

(b) All insurance required to be maintained by Tenant hereunder shall be in amounts and on terms satisfactory to Landlord and the Mortgagee. Such insurance shall be by policies in form and content satisfactory from time to time to the Landlord and the Mortgagee and with insurers acceptable to Landlord and the Mortgagee and shall provide that such insurers shall provide to Landlord and the Mortgagee thirty (30) days prior written notice of cancellation or material alteration of such policies. Each policy shall name the Landlord and the Mortgagee as additional insureds except for coverage for Tenant's fixtures and furnishings and equipment but including coverage for leasehold improvements in respect of Landlord's and the Mortgagee's insurable interests therein, and shall contain a waiver of subrogation in favour of Landlord and the Mortgagee and shall protect and indemnify the Landlord, the Mortgagee and Tenant. The Tenant shall furnish to the Landlord certificates, or, if required by Landlord or the Mortgagee, the original policies (signed by the insurers) of the insurance from time to time required to be effected by Tenant and evidence acceptable to Landlord of their continuation in force.

(c) In the event that the Tenant shall fail to insure and keep insured as hereinbefore provided in this Section 11.00, the Landlord upon five (5) days prior notice in writing to the Tenant, shall be free to effect such insurance and the costs thereof, together with a sum equal to fifteen (15%) percent of such costs as an administration fee together with interest on all such costs at the Stipulated Rate from the date of payment by the Landlord to the date of reimbursement by the Tenant, to be due and payable forthwith on demand as additional rent hereunder.

(d) In the event that the Landlord, the Mortgagee and the Tenant have claims to be indemnified under any such insurance, the indemnity shall be applied first to the settlement of the claim of the Mortgagee and then the Landlord and the balance, if any, to the settlement of the claim of the Tenant.

SECTION 11.01    INDEMNITY TO LANDLORD

               The Tenant shall, notwithstanding Section 11.00 hereof, indemnify and save harmless the Landlord from any and all liabilities, damages, expenses, costs, fees (including legal fees on a solicitor and his own client basis), claims, suits or actions arising from or growing out of the following, which may have occurred after the Commencement Date:

(a) any breach, violation, or non-performance of any covenant, condition or agreement in this Lease set forth and contained on the part of the Tenant to be fulfilled, kept, observed and performed;

(b) any damage to property occasioned by the use or occupation of the Premises or any part thereof;

(c) any injury to any person or persons including death resulting at any time therefrom, occurring in, upon or about the Premises or any areas used in connection with the Premises, or any part thereof arising out of the use or occupation of the Premises or any part thereof;

(d) any act or omission of the Tenant, its agents, employees, licensees, servants, invitees or other persons from time to time in, on or about the Premises, the Building or the Lands with the express or implied consent, approval or invitation of the Tenant, or

(e) any Environmental Hazards caused by or permitted by the Tenant or any subtenant of the Tenant or any other party occupying or using the Premises or any part thereof,

and this indemnity shall survive the expiry or sooner termination of this Lease.

                                   ARTICLE XII

         The parties hereto agree each with the other as follows:

SECTION 12.00    RE-ENTRY

(a) If and whenever the rent or any part thereof or any other monies payable by the Tenant under this Lease, shall be unpaid when the same ought to have been paid, and said rent remains unpaid five (5) days after the Landlord provides Notice of such arrears, or in case of the breach or non-performance of any of the covenants or agreements (other than for the payment of rent and other monies) herein contained on the part of the Tenant and said breach or non-performance remains uncured ten (10) days after the Landlord provides Notice of same, or if the Premises are vacated or become vacant or remain unoccupied for five (5) days or are not used for the purpose specified then, and in any of such cases, the then current month's rent together with the rent for the next three months next ensuing shall immediately become due and payable, and it shall be lawful for the Landlord at any time thereafter without notice or any form of legal process whatever, to re-enter into and upon the Premises or any part thereof, in the name of the whole, and the same to have again, repossess and enjoy, as of the Landlord's former estate, anything herein contained to the contrary notwithstanding, whereupon this Lease shall terminate forthwith, anything herein contained to the contrary notwithstanding whereupon this Lease shall terminate forthwith, anything contained herein or in any statute or law to the contrary notwithstanding, provided however such termination shall be wholly without prejudice to the right of the Landlord to recover arrears of rent and damages for any antecedent breach of covenant on the part of the Tenant. Notwithstanding such termination, the Landlord may subsequently recover from the Tenant all losses, damages, costs (including legal fees on a solicitor and his own client basis) and expenses whatsoever suffered by reason of this Lease having been prematurely determined. For greater certainty, the Landlord shall not be required to provide notice of its intention to re-enter the Premises in the event the Premises are vacated or become vacant or remain unoccupied for five (5) days.

(b) The Tenant further agrees with the Landlord that in any of the cases above described in Section 12.00(a), the Landlord, in addition to the other rights hereby reserved to it, shall have the right to enter the Premises or otherwise without being liable for any prosecution therefor and to re-lease or sublet, as the Tenant's agent, the Premises or any part thereof, and to apply the proceeds of such re-leasing or sub-leasing on account of rent due or in satisfaction of the breach of any covenant or agreement herein contained and the Tenant shall remain liable for the deficiency, if any. SECTION 12.01 INSOLVENCY

         If the Term hereby granted shall be at any time seized or taken in execution or in attachment by any creditor of the Tenant or any if the Tenant or any guarantor or indemnifier of this Lease or of the Tenant's obligations hereunder, shall make any assignment for the benefit of creditors, or become bankrupt or insolvent or shall take the benefit of any Act that may now or hereafter be or become in force, for bankrupt or insolvent debtors or file a proposal or a receiver or receiver and manager is appointed for all or a portion of the Tenant's property or any steps are taken or any action or proceeding is instituted by the Tenant or any other party, including without limitation, any court or governmental body, for the dissolution, winding up, liquidation or other termination of the corporate existence of the Tenant or any guarantor or indemnifier of this Lease or their respective assets, then and in any such case the Term shall, at the option of the Landlord, immediately become forfeited and void and the then current month's rent and the rent for the three (3) months next following shall immediately become due and payable as liquidated damages to the Landlord and in such case it shall be lawful for the Landlord at any time thereafter to re-enter into and upon the Premises or any part thereof, in the name of the whole, and the same to have again, repossess and enjoy as of its former estate anything herein contained to the contrary notwithstanding.

SECTION 12.02    LANDLORD MAY PERFORM TENANT'S COVENANTS

         If the Tenant shall fail to perform or cause to be performed any of the covenants or obligations of the Tenant in this Lease contained, on the part of the Tenant to be observed or performed, the Landlord shall have the right (but shall not be obligated) to perform or cause the same to be performed, and to do or cause to be done such things as may be necessary or incidental thereto (including without limiting the foregoing, the right to make repairs, installations, erections and expend monies) and all payments, expenses, costs, charges, fees (including all legal fees on a solicitor and his own client basis) and disbursements incurred or paid by or on behalf of the Landlord in respect thereof shall be paid by the Tenant to the Landlord, as additional rent, forthwith together with a sum equal to fifteen (15%) percent of the aggregate of all payments, expenses, costs, charges, fees and disbursements as an administration fee together with interest on all such sums at the Stipulated Rate from the date incurred until repaid by the Tenant.

SECTION 12.03    FOLLOW CHATTELS

         Provided that in case of removal by the Tenant of the goods and chattels of the Tenant from off the premises, the Landlord may follow the same for thirty (30) days.

SECTION 12.04    WAIVER OF EXEMPTIONS

         That in consideration of the leasing and letting by the Landlord to the Tenant of the Premises for the Term (and it is upon that express understanding that these presents are entered into) that notwithstanding anything contained in any statute or in any statute which may hereafter be passed, none of the goods or chattels of the Tenant at any time during the continuance of the Term on the Premises shall be exempt from levy by distress for rent in arrears by the Tenant as provided for in any such statute or any amendment or amendments thereto, and that upon any claim being made for such exemption by the Tenant or on distress being made by the Landlord this covenant and agreement may be pleaded as an estoppel against the Tenant in any action brought to test the right to the levying upon any such goods as are named as exempted in any such statute or amendment or amendments thereto; the Tenant waiving as the Tenant hereby does all and every benefit that could or might have accrued to the Tenant under and by virtue of any such statute or any amendment or amendments thereto but for this covenant.
SECTION 12.05    OVERLOOKING AND CONDONING

         Any condoning, excusing or overlooking by the Landlord of any default, breach or non-observance by the Tenant at any time or times in respect of any covenant, proviso or condition herein contained shall not operate as a waiver of the Landlord's rights hereunder in respect of any subsequent default, breach or non-observance nor so as to defeat or affect in any way the rights of the Landlord hereunder in respect of any subsequent default, breach or non-observance. The subsequent acceptance of rent by the Landlord shall not be deemed to be a waiver of any preceding breach by the Tenant of any term, covenant or condition of this Lease regardless of the Landlord's knowledge of such preceding breach at the time of acceptance of such rent.

SECTION 12.06    FORCIBLE RE-ENTRY

         In the event that the Landlord shall be entitled under the terms of this Lease or by law to enter the Premises, then the Landlord shall be at liberty to effect such re-entry forcibly, and for such purpose the Landlord, or its servants or agents duly authorized in writing may break open locks, doors, windows, or otherwise, as may be deemed necessary for such purposes, without in any way incurring any liability of becoming responsible for damages or otherwise to the Tenant.

SECTION 12.07    REMEDIES GENERALLY

         Mention in this Lease of any particular remedy of the Landlord in respect of the default by the Tenant does not preclude the Landlord from any other remedy in respect thereof, whether available at law or in equity or by statute or expressly provided for in this Lease. No remedy shall be exclusive or dependent upon any other remedy, but the Landlord may from time to time exercise any one or more of such remedies generally or in combination, such remedies being cumulative and not alternative. Whenever the Tenant seeks a remedy in order to enforce the observance or performance of one of the terms, covenants, agreements and conditions contained in this Lease on the part of the Landlord to be observed or performed, the Tenant's only remedy, if any, shall be for such damages as the Tenant shall be able to prove in a court of competent jurisdiction that it has suffered as a result of a breach (if established) by the Landlord in the observance of any of the terms, covenants, agreements and conditions contained in this Lease on the part of the Landlord to be observed or performed.


                                  ARTICLE XIII

               The parties hereto agree each with the other as follows:

SECTION 13.00              LANDLORD NOT RESPONSIBLE FOR
                           INJURIES, LOSS OR DAMAGE

               Except with respect to any Excess Claim, the Landlord shall not be responsible in any way or under any circumstances whatsoever for any injury to any person (including death) however caused or for any loss of or damage to any property belonging to the Tenant, any subtenant, or to other occupants of the Premises or to their respective invitees, licensees, agents, servants or other persons from time to time attending at the Premises while such person or property is in, upon, at or about the Building or the Lands or any parking areas, sidewalks, steps, truckways, railway siding, platforms, corridors, stairways, including without limiting the foregoing, any loss of or damage to any such property caused by theft or breakage, or failure to keep the Premises, the Building or the Lands in repair and free from refuse, obnoxious odours, vermin or other foreign matter, defective wiring, plumbing, gas, sprinkler, steam, sewer, water or other pipes or fixtures, the bursting, leaking, running or clogging of any heating, ventilating or air-conditioning equipment or other mechanical systems (including elevator system, if any), cistern tank, sprinkler system, boiler, washstand, closet or wastepipe, discharge of the sprinkler system, water, snow, ice or other foreign matter being upon or coming through the roof, skylight, trap-doors, doors, windows or from any part of the Building or any adjacent or neighbouring lands and premises or otherwise, acts or negligence of guests, invitees or employees of the Tenant or other occupants of the Premises, the Building or the Lands, acts or negligence of any owners or occupants of adjacent or contiguous premises or property or their guests, invitees or employees, acts of God, acts or negligence of any person or for any loss whatsoever with respect to the Premises and/or any business carried on therein.

"Excess Claim" means any claim arising from any injury to any person (including death) or any loss of or damage to any property belonging to the Tenant, or its invitees, in, upon at or about the Building or the Lands or parking areas, sidewalks, steps, truckways, platforms, corridors, or stairways caused by the negligence of the Landlord or by the breach by the Landlord of its covenants contained in this lease except for and to the extent any such claim is or would be covered by or insured under any policy of insurance the Tenant has placed or is obligated to place pursuant to Section 11.00 hereof.

SECTION 13.01    NO LIABILITY FOR INDIRECT DAMAGES

               Under no circumstances whatsoever shall the Landlord be liable for indirect or consequential damage or damages for personal discomfort or illness by reason of the non-performance or partial performance of any covenants of the Landlord herein contained.

SECTION 13.02    UNAVOIDABLE FAILURE OR DELAYS BY LANDLORD

               Whenever and to the extent that the Landlord shall be unable to fulfil or shall be delayed or restricted in the fulfilment of any obligation hereunder in respect of the supply or provision of heating, air-conditioning or any service or any utility or the doing of any work by reason of being unable to obtain the material, goods, equipment, service, utility or labour required to enable it to fulfil such obligation or by reason of any statute, law or order-in-council or any regulation or order passed or made pursuant thereto or by reason of the order of direction of any administration controller or board of any governmental department or officer or other authority or by reason of not being able to obtain any permission or authority required thereby or by reason of any other cause beyond its control whether of the foregoing character or not, the Landlord shall be relieved from the fulfilment of such obligation and the Tenant shall not be entitled to compensation for any inconvenience, nuisance or discomfort thereby occasioned. There shall be no deduction from the rent by reason of any such failure or cause. In the event the Landlord is unable to fulfil or shall be delayed or restricted in the fulfilment of any obligation hereunder, and the Tenant has the ability to remedy any such inconvenience, nuisance or discomfort they occasion, the Tenant may correct any such circumstance at their own expense, provided the Tenant acts within all legal parameters and any work the Tenant carries out is performed by qualified tradespeople.

                                   ARTICLE XIV

         The parties hereto agree each with the other as follows:

SECTION 14.00    SALE OF PREMISES

         Notwithstanding section 14.14 of this Lease, in the event of a sale or conveyance by the Landlord of the Building or assignment of this Lease by the then current Landlord, the same shall operate to release the Landlord from any future liability upon any of the covenants, agreements or conditions, express or implied, herein contained on the part of the Landlord, and in such event the Tenant agrees to look solely to the successor in interest of the Landlord. If any security is given by the Tenant to secure performance of the Tenant's covenants hereunder, the Landlord may transfer such security to the purchaser of the reversion and thereupon the Landlord shall be discharged from any further liability in reference thereto.

SECTION 14.01    EXHIBITING PREMISES

         Provided the Landlord has delivered one days prior written notice to the Premises, any person or persons may inspect the Premises and all parts thereof at all reasonable times. The Landlord shall have the right to place upon the Lands a notice of reasonable dimensions and reasonably placed so as not to interfere with the business of the Tenant, stating that the Premises are for sale or for rent and further provided that the Tenant will not remove such notice or permit the same to be removed.

SECTION 14.02    OVERHOLDING

         If at the expiration of the Term of this Lease the Tenant shall hold over, the tenancy of the Tenant thereafter shall, in the absence of written agreement to the contrary, be from month to month only at a rental per month equal to one-sixth (1/6th) of the Minimum Rent payable for the calendar year immediately preceding such expiration, payable monthly in advance on the first day of each month and shall be subject to all other terms and conditions of this Lease except as to duration and any option to renew or extend the Term.

SECTION 14.03    CALCULATIONS

         In the event any calculation, estimation or determination of the area of the Premises or the Building or of the Operating Expenses or the Taxes or of Proportionate Share, is disputed or called into question, it shall be calculated or determined by the Landlord's Architect, quantity surveyor or accountant (any one or more of whom may be an employee of the Landlord), as the case may be, whose certificate shall be conclusive. All measurements of area shall be taken from the exterior wall surface in the case of outside walls and from the centre line of all walls in case of interior dividing walls and no deduction shall be made for doorways, columns, shafts, stairs or other interior obstruction, construction or equipment.
SECTION 14.04    SUBORDINATION

         If required by the Landlord so to do, the Tenant shall subordinate this Lease to any mortgages, including any deed of trust and mortgage and all indentures supplemental thereto, which now or hereafter during the Term affect or relate to this Lease, the Premises and to all modifications or renewals thereof. The Tenant agrees to execute promptly, from time to time any assurance which the Landlord may require to confirm this subordination and hereby constitutes the Landlord, the agent or attorney of the Tenant for the purpose of executing any such assurance and of making application at any time and from time to time to register postponement of this Lease in favour of any such mortgage in order to give effect to the provisions of this clause. In the event the Landlord obtains mortgage financing on the Lands and Building, the Landlord shall make a good faith effort to obtain a non-disturbance agreement in favour of the Tenant, provided the Lease is in good standing and the Tenant is not in default of its covenants and obligations hereunder.

SECTION 14.05    CERTIFICATE OF STATUS

         Whenever requested from time to time by the Landlord or any actual or proposed purchaser, mortgagee or encumbrancer of the Building, the Tenant shall promptly execute and deliver, to the party requesting the same, a certificate or acknowledgement as to the status and validity of this Lease and the state of the rental account herein, and such other information as may reasonably be required.

SECTION 14.06    LEASE ENTIRE RELATIONSHIP

         The Tenant acknowledges that there are no covenants, representations, warranties, agreements or conditions expressed or implied, collateral or otherwise forming part of or in any way affecting or relating to this Lease save as expressly set out in this Lease and that this Lease constitutes the entire agreement between the Landlord and the Tenant and may not be modified except by subsequent agreement in writing of equal formality executed by the Landlord and the Tenant.

SECTION 14.07    NOTICES

(a) Any notice herein provided for or given hereunder if given by the Tenant to the Landlord shall be given in writing and shall be sufficiently given if mailed by registered mail, postage prepaid to the Landlord at the Landlord's Address for service.

(b) Any notice herein provided for or given hereunder, if given by the Landlord to the Tenant, shall be in writing and shall be sufficiently given if delivered or mailed by registered mail, postage prepaid to the Tenant at the Premises or left at the Premises. In the event the Landlord delivers notice pursuant to
Section 12.00 (a) herein, the Landlord shall also deliver notice to the Tenant's Head Office at:

         Fun Tyme Concepts of Edmonton Inc.
         c/o Fun Time Concepts Incorporated
         290 Wild Avenue
         Staten Island, New York
         10314
         Phone:            (718) 761-6100
         Fax:     (718) 761-6448

(c) Any notice mailed as aforesaid shall be conclusively deemed to have been given on the third business day following the day on which such notice is mailed as aforesaid . In the event of any existing or threatened disruption in postal services, service by mail shall not be an acceptable means of delivery until ten
(10) days after normal postal service has commenced. The Landlord may at any time give notice in writing to the Tenant of any change of address of the Landlord and from and after the giving of such notice the address therein specified shall be deemed to be the address of the Landlord for service. The word "notice" in this section 14.07 shall be deemed to include any request, demand, direction or statement in writing in this Lease provided or permitted to be given by the Landlord to the Tenant or by the Tenant to the Landlord.

SECTION 14.08    ACCORD AND SATISFACTION

         No payment by the Tenant or receipt by the Landlord of a lesser amount than the monthly payment of rent and additional rent herein stipulated is deemed to be other than on account of the earliest stipulated rent and additional rent nor is any endorsement or statement on any cheque or any letter accompanying any cheque or payment as rent or additional rent deemed an acknowledgement of full payment or an accord and satisfaction, and the Landlord may accept and cash such cheque or payment without prejudice to the Landlord's right to recover the balance of such rent or pursue any other remedy provided in this Lease.

SECTION 14.09    GOVERNING LAW

         This Lease shall be construed and governed by the laws of the Province in which the Lands are situate. All of the provisions of this Lease are to be construed as covenants and agreements as though the words importing such covenants and agreements were used in each separate section and paragraph hereof and all of such covenants and agreements shall be deemed to run with the Lands and the reversion therein. Should any provision of this Lease be illegal or not enforceable they shall be considered separate and several from the

Lease and its remaining provisions shall remain in force and be binding upon the parties hereto as though the illegal or unenforceable provisions had never been included. The schedules shall form part of this Lease.

SECTION 14.10    FRUSTRATION

         The Landlord and Tenant agree that notwithstanding the occurrence or existence of any event or circumstance or the non-occurrence of any event or circumstance and so often and for as long as the same may occur or continue which, but for this paragraph, would frustrate or void this Lease, the obligations and liabilities of the Tenant hereunder shall continue in full force and effect as if such event or circumstance had not occurred or existed.

SECTION 14.11    TIME OF ESSENCE

         Time shall be of the essence of this Lease.

SECTION 14.12    REGISTRATION

         The Tenant shall not register this Lease provided that the Tenant may register a notice thereof with the prior consent of the Landlord.

SECTION 14.13    CAPTIONS

         The headings, captions, section numbers, article numbers and indices appearing in this Lease have been inserted as a matter of convenience and for reference only and in no way define, limit, construct or enlarge the scope or meaning of this Lease or any provisions hereof.

SECTION 14.14    BINDING EFFECT

         This Lease and everything herein contained shall enure to the benefit of and be binding upon the heirs, executors, administrators, successors, assigns and other legal representatives, as the case may be, of each of the parties hereto, subject to the granting of consent by the Landlord as provided in
Article X to any assignment or sublease, and every reference herein to any party hereto shall include the heirs, executors, administrators, successors, assigns and other legal representatives of such party, and where there is more than one Tenant or there is a female party or corporation, the provisions hereof shall be read with all grammatical changes thereby rendered necessary and all covenants shall be deemed joint and several.
                                   ARTICLE XV

                               SPECIAL PROVISIONS

15.01          Free Minimum Rent

               Notwithstanding anything herein contained, the Tenant shall receive a total of three (3) months of free Minimum Rent, being the months of April 1997, May 1997 and June 1997. During these three months with free Minimum Rent, the Tenant shall be required to pay all Operating Expenses and Taxes.

15.02          Exclusivity

               Provided the Lease is in good standing and the Tenant is not in default of any of its covenants and/or obligations, the Landlord shall not lease space in the Building to any other tenant whose main use would be the operation of a children's indoor playground within the Building..





                  IN WITNESS WHEREOF the parties hereto have executed this Indenture on the day and year set forth above.



                                SUN LIFE ASSURANCE COMPANY OF CANADA



                                        Per: ___________________________________
                                                      Authorized Signing Officer


                                        Per: ___________________________________
                                                      Authorized Signing Officer


                                              FUN TYME CONCEPTS OF EDMONTON INC.


                                        Per:____________________________________

                                                                             c/s
                                        Per:____________________________________


Schedules

Schedule A - Lands
Schedule B - Premises
Schedule C - Rules and Regulations

                                  SCHEDULE "A"



The Landlord is the Registered owner of the Lands, Building and Premises described as follows:


               Lot:                         Thirteen (13)
               Block:               Five (5)
               Plan:                        6207 K.S. Strathcona Industrial Park

               Containing three and one-hundredths (3.01) acres, more or less, excepting thereout; fifty-one hundredths (0.51) of and acre, more or less.



Municipally known as:


               3904 - 91 Street, Edmonton, Alberta



Consisting of:

               12,200 square feet, more or less. The Tenant's Proportionate Share is 33.3%.







                           Initials of Tenant:


                           Initials of Landlord:

                                  SCHEDULE "C"

     Rules and Regulations Referred to in Annexed Lease

1. The Tenant shall not perform any acts or carry on any practice which may injure the lands or be a nuisance to any other tenants of the building.

2. The Tenant shall not burn any trash or garbage in or about the demised premises or anywhere within the confines of the lands.


3. The Tenant shall not keep or display any merchandise on or otherwise obstruct any part of the lands except as is specifically permitted in the Lease.

4. Floors shall not be overloaded. Floor loading shall not exceed the maximum load permitted by the building specifications.

5. All loading and unloading of merchandise, supplies, materials, garbage, refuse and other chattels shall be made only through or by means of such doorways as the Landlord shall designate in writing from time to time.

6. The Tenant shall in connection with its advertising in relating to the business carried on in the demised premises use and promote the name of the building or such other name as the landlord may from time to time designate and in using such name in any advertisement, sign, poster, printing or other writing the Tenant will print, write or designate the same in a manner to be determined from time to time by the landlord and in no other manner. The Tenant shall not use such name in regard to any business other than its business upon the demised premises. The Tenant agrees that it will not carry on or permit to be carried on any business in the demised premises under a name or style other than its own name or call or permit the premises or any business carried on therein to be called any name other than its own name, without the prior written consent of the Landlord.

7. The Tenant shall, upon written notice from the Landlord, within five (5) days furnish the Landlord with the current Provincial License Number of any vehicle owned or used by employees of the Tenant.

8. The Tenant shall not bring upon its premises any equipment, motor or other thing which might damage the building.

9. Garbage or refuse shall be placed in containers of a type approved by the Landlord inside the demised premises and shall be removed only at such time or times as the Landlord shall from time to time advise the Tenant.

10. No merchandise, supplies, materials, garbage, refuse or other chattels shall be allowed to remain on any loading dock or common area.



                           Initials of Tenant:


                           Initials of Landlord:

                      SUN LIFE ASSURANCE COMPANY OF CANADA

                                  MULTI-TENANT
                         STANDARD INDUSTRIAL LEASE FORM

                                      - i -

                          TABLE OF CONTENTS                                Page

ARTICLE I
               Section              1.00    Definitions                    1

ARTICLE II
               Section              2.00    Demise                         4
                                    2.01    Term                           4
                                    2.02    Possession                     4
                                    2.03    Examination of Premises        4

ARTICLE III
               Section              3.00    Minimum Rent                   5
                                    3.01    Operating Expenses             5
                                    3.02    Taxes                          6
                                    3.03    Deposit                        7
                                    3.04    Payments to Landlord           7
                                    3.05     Net Lease                     7

ARTICLE IV
               Section              4.00    Quiet Enjoyment                8

ARTICLE V
               Section              5.00    Perform Covenants              8
                                    5.01     Business Tax                  8
                                    5.02     Utilities                     8
                                    5.03     Evidence of Payments          9
                                    5.04     No Nuisance                   9
                                    5.05     Comply with Laws and
                                             Regulations                   9
                                    5.06     Comply with Rules             9
                                    5.07     Goods, Chattels and Fixture
                                             Not to be Removed             9
                                    5.08     Peaceful Surrender            9
                                    5.09     Care of Premises              10
                                    5.10     Access                        11

ARTICLE VI
               Section              6.00    Use of Premises                11
                                    6.01     Nuisance, Waste               11
                                    6.02     Acts Conflicting with
                                             Insurance                     11
                                    6.03     Auction                       12
                                    6.04     Rail Spur (deleted)           12

ARTICLE VII
               Section              7.00    Tenant's Repairs               12
                                    7.01     Landlord's Repairs            13

ARTICLE VIII
               Section              8.00    Alterations                    13
                                    8.01     Landlord's Right to
                                             Do Work                       14
                                    8.02     Removal of Fixtures           15
                                    8.03     Signs                         15










ARTICLE IX
               Section              9.00    Damage or Destruction
                                            of Premises                    16
                                    9.01     Notice of Accidents,
                                             Defects, or Damages           17
                                    9.02     Damage to Building by Tenant  17

ARTICLE X
               Section              10.00    Assigning or Subletting       17

ARTICLE X1
               Section              11.00            Tenant's Insurance    19
                                    11.01            Indemnity to Landlord 20

ARTICLE XII
               Section              12.00            Re-Entry              21
                                    12.01             Insolvency           22
                                    12.02             Landlord May Perform
                                                      Tenant's Covenants   22
                                    12.03             Follow Chattels      22
                                    12.04             Waiver of Exemptions
                                                      (deleted)            23
                                    12.05             Overlooking and
                                                      Condoning            23
                                    12.06             Forcible Re-Entry    23
                                    12.07             Remedies Generally   23

ARTICLE XIII
               Section              13.00            Landlord Not Responsible
                                                     for Injuries, Loss
                                                     or Damage             23
                                    13.01            No Liability for Indirect
                                                     Damages               24
                                    13.02            Unavoidable Failure
                                                     or Delays By Landlord 24
ARTICLE XIV
               Section              14.00            Sale of Premises      25
                                    14.01             Exhibiting Premises  25
                                    14.02             Overholding          25
                                    14.03             Calculations         25
                                    14.04             Subordination        25
                                    14.05             Certificate of
                                                      Status               26
                                    14.06             Lease Entire
                                                      Relationship         26
                                    14.07             Notices              26
                                    14.08             Accord and
                                                      Satisfaction         27
                                    14.09             Governing Law        27
                                    14.10             Frustration          27
                                    14.11             Time of Essence      27
                                    14.12             Registration         27
                                    14.13             Captions             27
                                    14.14             Binding Effect       27

ARTICLE XV - SPECIAL PROVISIONS

               Section              15.01            Free Minimum Rent     28
                                    15.02             Exclusivity          28


                                  Exhibit 21.0
                        List of all Company Subsidiaries.


                        LIST OF ALL COMPANY SUBSIDIARIES




1.       Fun Tyme of New Brunswick, Inc.
2.       Fun Tyme of Edmonton, Inc.

                                  Exhibit 22.0
         Inspector of Elections Report for April 24,1997 Annual Meeting.

                             FUN TYME CONCEPTS, INC.
                         ANNUAL MEETING OF STOCKHOLDERS

                                 April 24, 1997

                        REPORT OF INSPECTORS OF ELECTION

To the Secretary of the Annual Meeting of Stockholders of Fun Tyme Concepts, Inc.

          The undersigned, having been duly appointed inspector of election at the Annual Meeting of Stockholders of Fun Tyme Concepts, Inc., held at the offices of Klarman & Associates, 14 West 60th Street, New York, New York on April 24, 1997, does hereby report and certify as follows:

     1. Pursuant to such appointment, we executed the oath of office and duly delivered the same to the Chairman of the meeting.

     2. We inspected the certified list of stockholders of Common Shares prepared by the Company's transfer agent, and we certify that the number of Common Shares of the Company issued, outstanding and entitled to vote at such Annual Meeting was 2,676,000 shares.

     3. We tallied the number of stockholders of Common Shares present at such meeting, in person and by proxy, and we certify that there were present at such meeting, in person and by proxy, stockholders holding 1,884,684 Common Shares of the Company, thus constituting a quorum.

     4. The following persons who received the votes set forth opposite their names were duly elected directors by the holders of the Shares of the Company's Common Stock to serve until the next annual meeting of stockholders and until their respective successors shall have been elected and shall have qualified, each having received at least a plurality of the votes cast:

                                    Votes Cast                             Withhold
Nominees                                For                            Authority to Vote
--------                            ----------                         -----------------
Daniel Catalfumo                             2,186,457                    28,534
Richard Rosso                                2,186,457                    28,534
Dan Buchanan                                 2,186,457                    28,534

        5. The proposal to authorize the Corporation to ratify on the proposal to reverse-spilt the Corporation's outstanding shares on a 1 for 3 basis.

                           Votes Cast                Votes Cast
                               For                   Against                    Abstain
                           ----------                ----------                 -------
                           1,059,137                 1,144,854                  11,000

          IN TESTIMONY WHEREOF, I have hereunto set my hand this 24th day of April, 1997.

                                                       /s/ Marie Elena Cocchiaro
                                                           Inspector of Election