Form 10QSB/A
period 1997-06-30
FUN TYME CONCEPTS INC
filed 1997-09-15
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997



                         Commission File Number O-27542

                             FUN TYME CONCEPTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

New York                                     1-3157259
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

                 290 Wild Avenue, Staten Island, New York 10314
                    (Address of Principal Executive Offices)

                                 (718) 761-6100
              (Registrant's Telephone Number, Including Area Code)


     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ ---

     On August 30, 1997 there were outstanding 2,512,465 shares of Common Stock, par value $.001 per share.

                    Documents incorporated by reference: None

                         PART I - Financial Information

ITEM 1      Financial Information.  Annexed hereto.

                             FUN TYME CONCEPTS, INC.
                            CONDENSED BALANCE SHEETS
                                                                   March 31,     June 30, 1997
                                                                   1997          (unaudited)
ASSETS
Current Assets: ...............................................    2,155,460     1,776,206
Cash ..........................................................       32,020        34,978
Inventories ...................................................       92,194        92,014
                                                                  ----------    ----------
Prepaid expenses and other current assets .....................        5,000         5,000
Due from employee & Officers ..................................    2,284,674     1,908,198
                                                                  ----------    ----------
Property and equipment (net of accumulated depreciation) ......    1,044,879     1,264,576


Other Assets ..................................................       84,072       101,832
                                                                  ----------    ----------
Total Assets ..................................................    3,413,625     3,274,606
                                                                  ----------    ----------

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses .........................       78,093         7,414
Customer Deposits .............................................       16,030        73,291
Current portion of lease payable ..............................       48,952        44,073
                                                                                         0
                                                                  ----------    ----------
Total Current Liabilities .....................................      143,075       124,778
                                                                  ----------    ----------
Capital Lease Payable (Net of current portion) ................       60,583        60,583
Deferred Rent .................................................       23,683        23,683
                                                                  ----------    ----------

Total Liabilities .............................................      227,341       209,044
                                                                  ----------    ----------

STOCKHOLDERS' EQUITY

Preferred Stock - par value $.01,  authorized 500,000 shares,  none issued and outstanding Common Stock-par value $.001, authorized 10,000,000
shares, 2,512,465 shares and issued and outstanding ...........        2,676         2,676
Additional Paid-in Capital ....................................    4,033,298     4,033,298
Deficit .......................................................     (760,047)     (856,752)
Treasury stock, at cost-163535 shares .........................      (89,643)     (113,660)
Total Stockholders' Equity ....................................    3,186,284     3,065,562

Total Liabilities and Stockholders' Equity ....................    3,413,625     3,274,606
                                                                  ----------    ----------

   The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                        CONDENSED STATEMENT OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                            JUNE 30

                                                   1997            1996
                                                   ----            ---

Operating Revenue ............................      161,471       180,804
Merchandise Revenue ..........................       41,910        66,208

Total Revenue ................................      203,381       247,012
                                                 ----------    ----------

Operating Expenses ...........................     (226,616)     (211,785)
Cost of Merchandise Sold .....................      (29,728)      (34,414)
Selling, General and Administrative Expenses .      (68,226)      (48,453)
Compensation Charges .........................            0             0
                                                 ----------    ----------
(Loss) from operations .......................      121,189        47,460
                                                 ----------    ----------

Other Income & (Expense):

Interest Income ..............................       27,897             0

Interest Expense .............................       (2,011)       (4,693)
                                                 ----------    ----------

(Loss) before income tax .....................      (95,303)      (52,333)

Provision for Income Taxes ...................       (1,404)            0
                                                 ----------    ----------

Net income (Loss) ............................      (96,707)      (52,333)
                                                 ----------    ----------

Net Income (Loss) per share ..................        (0.04)        (0.03)

Weighted average common shares and equivalents    2,515,481     1,816,195

   The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                   JUNE 30th

                                                                           1997              1996
                                                                           ----              ----

Cash flows from operating activities:
Net Income (Loss) ...................................................      (96,707)      (52,333)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation and amortization .......................................       30,609        24,312
Increase in inventories .............................................       (2,958)
Decrease (increase)due from officers ................................            0
Decrease in prepaid expenses & other current assets .................          180        12,421
Increase (decrease) in accounts payable and accrued expenses ........      (70,679)      (44,997)
INCREASE (Decrease) in customer deposits ............................       57,261        53,188
(Decrease) in other assets ..........................................      (17,760)          570
(Increase) Decrease in deferred Costs ...............................                      -1100
                                                                        ----------    ----------
Net cash (used in) operating activities .............................     (100,054)       (7,939)
                                                                        ----------    ----------

Cash flows from investing activities:
Acquisition of fixed assets .........................................     (250,293)      (15,912)
                                                                                      ----------
                                                                                      ----------
Net cash (used in) investing activities .............................     (250,293)      (15,912)
                                                                                      ----------
                                                                                 0             0
Cash from financing Activities: .....................................            0
Repayments of capital lease obligations .............................       (4,879)            0
Payment of deferred registration costs ..............................            0             0
Purchase of treasury stock ..........................................      (24,017)            0
                                                                        ----------    ----------
Net cash provided by financing activities ...........................      (28,896)            0
                                                                                      ----------

Net Increase (Decrease) In Cash .....................................     (379,254)      (34,208)

Cash-beginning of period ............................................    2,155,460        66,596

CASH-END OF PERIOD ..................................................    1,776,206        32,388
                                                                        ----------    ----------

Supplemental schedule of non cash investing and financing activities:

Supplemental disclosure of cash flow information:
Interest Paid .......................................................        2,011         4,693
Taxes Paid ..........................................................        1,404             0

   The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                           Preferred Stock            Common
                           Number                     Stock
                           of                         Number                       Additional                  Treasury
                           Shares         (Par $.01)  of               Par $.001   Paid-in                     Stock
                           Issued         Amount      Shares Issued    Amount      Capital       (Deficit)     At Cost    Total
                           ------         ------      -------------    ------      -------       ---------     -------    -----

Balances-March 31,1997     0              $0          2,542,965        $2,676      $4,033,298    ($760,047)    ($89,643)  $3,186,284

Net (Loss) for the year
ended June 30. 1997                                                                              ($96,707)                ($96,707)

Treasury stock, at cost
30500 shares                                          -30500                                                  ($24,017)   ($24,017)
Balances-June 30, 1997     0              $0          2,512,465        $2,676      $4,033,298    ($856,754)   $(113,660)  $3,065,560

------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

Note A - The Company:

         Fun Tyme Concepts, Inc. (the "Company") operates a children's entertainment center in Staten Island, New York for children of ages two through twelve under the trade name "Fun Bubble, Party/Play Center" since October 1994. The Company at the present time operates two fun centers, one in Staten Island and one in Edmonton Canada, which opened August 5, 1997. In addition, the Company is presently constructing another fun center in East Brunswick, New Jersey.

Note B - Accompanying Financial Statements:

         In the opinion of management, the accompanying Unaudited Consolidated Condensed Financial Statements of Fun Tyme Concepts, Inc. (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997, and the results of its operations for the three months ended June 30, 1997. Due to the construction, opening new site and search of new locations for the Company's operation, the results of its operations for the three months ended June 30, 1997, may not be indicative of total results of operation for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the Company's registration statement on Form SB-2.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         During the quarter ended June 30, 1997 revenues were $203,381 as compared with $247,012 during the comparable quarter ended in 1996. This decrease of $43,631 or (18%) was attributable to a decrease in operating revenues, primarily merchandise revenues, as a result of seasonably of the industry.

         Operating expenses for the three months ended June 30, 1997 increased by $14,831 or (7%), compared to the same period a year-ago ended June 30, 1996. This increase was primarily caused by new staffing salaries, additional lease payments, and additional costs resulting from the new sites.

         Selling, general and administrative expenses, have also increased to $68,226 or (40.8%) for the quarter, as compared to the same period ended June 30, 1996. The increase is due to increases in marketing expenses, professional fees and other corporate expenses.

         Cost of merchandise sold amounted to $29,728 or (70.9%) of merchandise revenue during the three months ended June 30, 1997 compared to $34,414 or (51.9%) for the same period ended June 30, 1996. Cost of merchandise sold varies based on product mix and value discounts earned.

         During the three months ended June 30, 1997, the Company used cash for operation activities incurred, a net loss of %96,707, or ($0.04) per share, compared to $52,333, or ($0.03) per share, during the comparable period ended June 30, 1996. The primary reasons for the increase in the net loss and net loss per share are a decrease in revenues over operating expenses, the opening of new sites, and increased overhead.

         Financial Condition

         At June 30, 1997 the Company had working capital of $1,783,420 and shareholders' equity of $3,065,562.

         During the three months ended June 30, 1997 the Company used cash for operating activities of $100,054 as compared with cash used of $7,939 for operating activities during the comparable of three months in 1996. The increase in cash used of $92,115 is primarily due to the two new sites in Edmonton, Canada and East Brunswick, New Jersey related expense and a decrease in accounts payable. The Company acquired fixed assets of $250,293 during the three month ended June 30, 1997, and purchasing treasury stock for $24,017. There is no cash was provided by financing activities in the period ended June 30, 1997.

         At this time, the Company has commitments for the acquisition of play equipment and construction for an additional facilities. At this time, the Edmonton site is open for business and East Brunswick under construction. The proceeds from the initial public offering will be used primarily for the opening of additional facilities and working capital.

         The Company believes that funds it generates from ongoing operations and the proceeds from the initial public offering will be adequate to fund its present operation and any additional operations it plans to commence in the future.

                           Part II - Other Information


ITEM 1.  Legal Proceedings.

         In or about October 1996, the First Richmond Bank, S.B. ("plaintiff") commenced suit against the Company and its principals alleging a breach of equipment lease. Plaintiff sought $162,753.96 in damages, in total, against all parties. This matter was settled in August 1997 for $75,000.

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


Dated:        September 4, 1997

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