Form 10QSB
period 1997-09-30
FUN TYME CONCEPTS INC
filed 1997-11-21
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-27542

                             FUN TYME CONCEPTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

New York                                11-3157259
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

                 290 Wild Avenue, Staten Island, New York 10314
                    (Address of Principal Executive Offices)

                                 (718) 761-6100
              (Registrant's Telephone Number, Including Area Code)

                                       N/A

     (Former name, former address, and former fiscal year, if changed since last report)

     Check whether the Issuer: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: On November 5, 1997 there were outstanding 2,512,465 shares of Common Stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             FUN TYME CONCEPTS, INC.
                                TABLE OF CONTENTS


                                                                                                                                PAGE

PART I.           FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS
                  Condensed balance sheets as of  September 30, 1997
                  and March 31, 1997 ...................................                                                          3

                  Condensed statements of operations for the
                  three and six months ended September 30, 1997 and 1996                                                          4

                  Condensed statements of cash flows for the
                  three months ended September 30, 1997 and 1996 .......                                                          5

                  Statements of changes in stockholders' equity ........                                                          6

                  Notes to condensed financial statements ..............                                                          7


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF  OPERATIONS .......                                                                    8-9

Part II OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS                                                                                                          10

Item 2 CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                                  10

Item 3 DEFAULTS UPON SENIOR SECURITIES                                                                                            10

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                        10

Item 5 OTHER INFORMATION                                                                                                          10

Item 6 EXHIBITS AND REPORTS ON FORM 8-K                                                                                           10



                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                             FUN TYME CONCEPTS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                   March 31,1997  September 30, 1997
                                                                                                  (unaudited)
ASSETS
Current Assets:
Cash ...........................................................................    2,155,460     1,149,537
Inventories ....................................................................       32,020        34,978
Prepaid expenses and other current assets ......................................       92,194        43,969
                                                                                   ----------    ----------
Due from employee & Officers ...................................................        5,000        58,925
Total Current Assets ...........................................................    2,284,674     1,287,409
                                                                                   ----------    ----------

Property and equipment (net of accum. dep.) ....................................    1,044,879     1,409,900

Other Assets ...................................................................       84,072       114,216
                                                                                   ----------    ----------

Total Assets ...................................................................    3,413,625     2,809,525
                                                                                   ----------    ----------

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ..........................................       78,093        45,386
Customer Deposits ..............................................................       16,030         8,170
Current Portion of Lease Payable ...............................................       48,952        15,553
                                                                                   ----------    ----------

Total Current Liabilities ......................................................      143,075        69,109
                                                                                   ----------    ----------

Capital Lease Payable (Net of current portion) .................................       60,583        30,488
Deferred Rent ..................................................................       23,683        23,683
                                                                                                 ----------

Total Liabilities ..............................................................      227,341       123,280
                                                                                   ----------    ----------

STOCKHOLDERS' EQUITY

Preferred  Stock - par value $.01,  500,000 shares  authorized,  none issued and
outstanding  Common  stock - par  value $.001,  10,000,000    shares  authorized,
2,512,465 shares issued and
outstanding ....................................................................        2,676         2,676
Additional Paid-in Capital .....................................................    4,033,298     4,033,298
Deficit ........................................................................     (760,047)   (1,236,069)
Treasury stock, at cost - 163,535 shares .......................................      (89,643)     (113,660)
Total Stockholders' Equity .....................................................    3,186,284     2,686,245
                                                                                   ----------    ----------

Total Liabilities and Stockholders' Equity .....................................    3,413,625     2,809,525
                                                                                   ----------    ----------


                    The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        September 30              September 30
                                                   1997          1996          1997          1996
                                                   ----

Operating Revenue ...........................      256,082       219,222       417,553       400,140

Merchandise Revenue .........................       50,464        49,777        92,374       105,649
                                                ----------    ----------    ----------    ----------

Total Revenue ...............................      306,546       268,999       509,927       505,789
                                                ----------    ----------    ----------    ----------

Operating Expenses ..........................     (480,385)     (266,988)     (682,950)     (540,128)
Cost of Merchandise Sold ....................      (44,307)      (35,654)      (73,938)      (72,242)
Selling, General, and Administrative Expenses     (157,355)      (62,987)     (249,632)      (95,567)
                                                ----------    ----------    ----------    ----------

(Loss) from Operations ......................     (375,501)      (96,630)     (496,593)     (202,148)
                                                ----------    ----------    ----------    ----------

Other Income & (Expense):

Interest Income .............................       18,717           221        46,517        28,752

Interest Expense ............................       (1,816)       (3,602)       (3,827)       (8,141)
                                                ----------    ----------    ----------    ----------

(Loss) Before Income Tax ....................     (358,600)     (100,011)     (453,903)     (181,537)
                                                                                          ----------

Provision for Income Taxes ..................      (20,715)       (1,211)      (22,119)       (2,929)
---------------------------------------------   ----------    ----------    ----------    ----------

Net Income (Loss) ...........................     (379,315)     (101,222)     (476,022)     (184,466)
                                                ----------    ----------    ----------    ----------

Net Income (Loss) per Share .................        (0.15)        (0.03)        (0.19)        (0.09)

Weighted Average Common Shares and Equiv ....    2,512,465     2,415,130     2,512,465     2,147,038



   The accompanying notes to financial statements are an integral part hereof

                             FUN TYME CONCEPTS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                     THREE MONTHS ENDED
                                                                                        September 30

                                                                                     1997          1996
                                                                                     ----

Cash flows from operating activities:
Net Income (Loss) ..............................................................     (476,022)     (136,084)
Adjustments to Reconcile Net (Loss) to Net Cash (used in)
Operating Activities:
Depreciation and Amortization ..................................................       82,802        49,188
Increase(Decrease) in Inventories ..............................................       (2,958)        1,633
Decrease (Increase) due from Officers ..........................................      (53,925)
(Increase)Decrease in Prepaid Expenses & Other Current Assets ..................       48,225       (15,169)
Increase (Decrease) in Accounts  Payable and Accrued Expenses ..................      (32,707)     (118,247)
(Decrease) in Customer Deposits ................................................       (7,860)       (6,459)
Increase (Decrease) in Other Assets ............................................      (30,144)      (36,164)
Increase (Decrease) in Deferred Costs
Net Cash (used in) Operating Activities ........................................     (472,589)     (261,302)
                                                                                   ----------    ----------

Cash Flows from Investing Activities:
Acquisition of Fixed Assets ....................................................     (445,823)      (49,322)
                                                                                   ----------    ----------
Net Cash (used in ) Investing  Activities ......................................     (445,823)      (49,322)
                                                                                   ----------    ----------

Net Proceeds of Initial Public Offering ........................................            0     3,328,242

Cash from Financing Activities:
Proceeds of Notes Payable to Stockholders ......................................       (1,468)
Repayment of Note Payable ......................................................     (200,000)
Repayments of Capital Lease Obligations ........................................      (63,494       (14,651)
Purchase of Treasury Stock .....................................................      (24,017)            0
                                                                                                 ----------
Net Cash Provided by Financing Activities ......................................      (87,511)    3,112,123
                                                                                   ----------    ----------

NET INCREASE (DECREASE) IN CASH ................................................   (1,005,923)    2,771,242

Cash-Beginning of Period .......................................................    2,155,460        66,596

CASH- END OF PERIOD ............................................................    1,149,537     2,837,838
                                                                                   ----------    ----------

Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment Acquired by Capital Lease ............................................       64,870
Transfer to Common Stock of Deferred Registration Costs ........................      226,333

Supplemental Disclosure of Cash Slow Information:
Interest Paid ..................................................................        3,827         8,141
Taxes Paid .....................................................................       22,093         2,929


                    The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                Preferred Stock          Common Stock
                                Number                   Number                                          Treasury
                                Of                       of                     Additional               Stock
                                Shares        (Par $.01) Shares      Par $.001  Paid-in                  At
                                Issued        amount     issued      Amount     Capital      (Deficit)   Cost           Total
                                ------        -----      ------      ------     -------      -------     ---------      -----

Balances-March 31,1997 ....     0             0          $2,542,965  $2,676     $4,033,298   ($760,047)  ($89,643)      $3,186,284

Net(loss)for the Six months
Ended September 30,1997 ...                                                                  ($476,022)                 ($476,022)

Treasury Stock, at cost
30,500 shares .............                              (30,500)                                        ($24,017)      ($24,017)


Balances-Sept. 30,1997 ....     0             0          $2,512,465  $2,676     $4,033,928   ($1,236,069)($113,660)     $2,686,245




              Attention is directed to the foregoing accountant's report and to the accompanying notes to financial statements.

                             FUN TYME CONCEPTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


Note A.           The Company

         Fun Tyme Concepts, Inc. ("the Company") is a New York corporation which was organized in April 1993. The Company commenced operations with the construction of its first Fun Bubble play center in October 1994, in Staten Island, New York. One of the Company's wholly owned subsidiaries, Fun Tyme of Edmonton, Inc. opened a Fun Bubble play center on August 5, 1997. The other subsidiary, Fun Tyme of East Brunswick, Inc., entered into a lease agreement and expects to open a Fun Bubble play center in East Brunswick, New Jersey in the fourth quarter of this year. Each Fun Bubble is designed based on a theme unique in comparison to the themes of the others: the Staten Island Fun Bubble focuses on space; the Edmonton Fun Bubble emphasizes the jungle; and the East Brunswick Fun Bubble will focus on the future. In addition to the foregoing, the Company is contemplating opening new sites in the Tri-State Area.


Note B.           Accompanying Financial Statements

     In the opinion of management, the accompanying Unaudited Condensed Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations for the six months ended September 30, 1997. Due to the construction of the New Jersey Fun Bubble, the opening of the Canadian Fun Bubble, and the search for new locations, the results of the Company's operations for the six months ended September 30, 1997 may not be indicative of total results of operations for the full year.

     While the Company believes the disclosures presented are adequate to make the information not misleading, it is recommended that these condensed financial statements be read in conjunction with the Company's registration statement on Form SB-2.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     During the three months ended September 30, 1997, revenues of the Company were $306,546 as compared with $268,999 during the three months ended September 30, 1996. This increase of 13.9 % was attributable to both an increase in operating revenues (16.8%) and an increase in merchandise revenues (1.3%). Operating revenues increased during the three months ended September 30, 1997 as a result of the generation of revenues from the new location in Edmonton, Canada. The Canada location opened on August 5, 1997, during the second quarter of fiscal 1997; therefore, revenues therefrom cover a period of eight weeks only.

     Revenues for the six months ended September 30, 1997 increased 0.8% over the same period ended September 30, 1996, to $509,927. This increase resulted from a $17,413 (or 4.35%) increase in operating revenues and a $13,275 (or 12.5%) decrease in merchandise revenues for the same period ended September 30, 1996. These increases are attributable to the August 5, 1997 opening of the Canada Fun Bubble which the Company expects will gain further exposure and generate additional revenue on its own.

     Operating expenses increased by $142,822 (or 26.4%) for the six months ended September 30, 1997 and $213,397 (or 79.9%) for the three months ended September 30, 1996. This increase was primarily caused by the costs associated with the construction and opening of the Canada Fun Bubble, additional staff salaries, and additional lease payments.

     Selling, general, and administrative expenses increased to $94,368 (or 149.8%) for the quarter and $154,065 (or 161.2%) for the six months ended September 30, 1997 as compared to the same period ended September 30, 1996. This increase is due to marketing expenses and professional fees incurred in connection with the opening of the Canada Fun Bubble and the commencement of construction of the New Jersey Fun Bubble.

     Cost of merchandise sold amounted to 80.1% of merchandise revenue during the six months ended September 30, 1997 as compared to 68.4% for the same period ended September 30,1996. Cost of merchandise sold varies based on product mix and value discounts earned.

     During the six months ended September 30, 1997 and the three months ended September 30, 1997, the Company incurred net losses of $476,022 (or $0.19 per share) and $379,315 (or 0.15 per share), respectively, as compared with $184,466 (or $0.09 per share) and $101,222 ( or $0.03 per share) during the respective comparable periods ended September 30, 1996. The primary reason for the increase in the net loss and net loss per share was the result of an increase in operating expenses resulting from the new sites and an increase in corporate expenses for the six month period ended September 30, 1997, as compared to the comparable six month period ended September 30,1996. Included in these expenses are one time non-recurring expenses related to the opening of new sites.

Financial Condition

     At September 30, 1997, the Company had working capital of $1,218,300 and shareholder's equity of $ 2,686,245.

     During the six months ended September 30, 1997, the Company used $472,589 in cash for operating activities as compared with $261,302 in cash used for operating activities during the comparable six month period ended September 30, 1996. The increase of $211,287 is primarily due to notes from officers and is in addition to other expenses incurred in connection with the two new sites. The Company acquired fixed assets of $445,823 and $49,322 during the six month period ended September 30, 1997 and 1996, respectively. Cash in the amount of $3,112,123 was generated by financing activities during the six month period ended September 30, 1996. $87,511 was used during the six months ended September 30, 1997 to pay off capital lease obligations and to repurchase 163,535 shares of Common Stock pursuant to a buy back.

     The Company has acquired play equipment and made construction related purchases for the Canada Fun Bubble which opened on August 5, 1997. The Company has commitments for the acquisition of additional play equipment and construction related purchases for the New Jersey Fun Bubble.

     The Company believes that the revenues generated from the operations of its two locations, along with the funds on hand, shall be adequate to finance it's present operations and its future operation in New Jersey.

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

                           PART II - Other Information

ITEM 1.           LEGAL PROCEEDINGS.

     In or about October 1996, the First Richmond Bank, S.B. ("plaintiff") commenced suit against the Company, and its principals and their wives, alleging that the Company breached an equipment lease agreement and seeking $162,753.96 in damages. In August 1997, the matter settled for $75,000, and the action was discontinued with prejudice.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS: None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K: None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

 Dated:     November 18, 1997

Fun Tyme Concepts, Inc.





By: /s/ Daniel Catalfumo
Daniel Catalfumo, President




By: /s/ Richard Rosso
Richard Rosso, Treasurer