Form 10QSB
period 1997-12-31
FUN TYME CONCEPTS INC
filed 1998-03-11
CIK 944897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission File Number 0-27542

                             FUN TYME CONCEPTS, INC.
             (Exact name of Registrant as Specified in its Charter)

         New York                                                      11-3157259
(State of Incorporation)                                              (I.R.S. Employer Identification No.)

                 290 Wild Avenue, Staten Island, New York 10314
              (Address of Principal Executive Offices) (Zip Code)

                                 (718) 761-6100
              (Registrant's Telephone Number, Including Area Code)

                  N/A
              (Former Name, Former Address and Former Fiscal Year)
                         (If Changed Since Last Report)

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [xx] No [ ]

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 2,512,465 shares outstanding as of December 31, 1997.

                             FUN TYME CONCEPTS, INC.
                                TABLE OF CONTENTS


                                                                                                                   PAGE

PART I.           FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS
                  Condensed Balance Sheets as of  December 31, 1997
                  and March 31, 1997.                                                                              3

                  Condensed Statement of Operations for the
                  Three and Nine Months Ended December 31, 1997 and 1996.                                          4

                  Condensed Statement of Cash Flows for the
                  Nine Months Ended December 31, 1997 and 1996.                                                    5

                  Statements of Changes in Stockholders' Equity                                                    6

                  Notes to Condensed Financial Statements                                                          7

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.                                                  8-9


Part II.          OTHER INFORMATION                                                                                10

                  Signatures                                                                                       11

                             FUN TYME CONCEPTS, INC.
                            CONDENSED BALANCE SHEETS

                                                 March 31,1997   December 31, 1997
                                                                 (unaudited)
ASSETS
Current Assets: .................................    2,155,460       933,460
Inventories .....................................       32,020        40,375
Prepaid expenses and other current assets .......       92,194        35,483
Due from employee & Officers ....................        5,000        58,869
                                                    ----------   ------------------------
Total Current Assets ............................    2,284,674     1,068,187
                                                    ----------   ------------------------

Property and equipment (net of accum. dep.) .....    1,044,879     1,428,110
Other Assets ....................................       84,072        84,038
                                                    ----------   ------------------------
Total Assets ....................................    3,413,625     2,580,335
                                                    ----------   ------------------------

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ...........       78,093        73,552
Customer Deposits ...............................       16,030         7,254
Current portion of lease payable ................       48,952        10,675
                                                    ----------   ------------------------

Total Current Liabilities .......................      143,075        91,481
                                                    ----------   ------------------------


Capital Lease Payable (Net of current portion) ..       60,583        30,488
Deferred Rent ...................................       23,683        23,683
                                                    ----------   ------------------------

Total Liabilities ...............................      227,341       145,652
                                                    ----------   ------------------------


STOCKHOLDERS' EQUITY

Preferred  Stock-par  value $.01,  authorized
500,000 shares, none issued and
outstanding  Common  Stock-par value $.001,
authorized    10,000,000   shares,
2,542,965 and 2,512,465 shares
issued and outstanding ..........................        2,676         2,676
Additional Paid-in Capital ......................    4,033,298     4,033,298
Deficit .........................................     (760,047)   (1,487,631)
Treasury stock, at cost-133035 and 163,535 shares      (89,643)     (113,660)
                                                    ----------   ------------------------
Total Stockholders' Equity ......................    3,186,284     2,434,683
                                                    ----------   ------------------------

Total Liabilities and Stockholders' Equity ......    3,413,625     2,580,335
                                                    ----------   ------------------------

  The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED                                     NINE  MONTHS ENDED
                                                         December 31                                                December 31

                                               1997         1996           1997         1996
                                               ----         -----          ----         ----

Operating Revenue .......................      230,257       163,353       648,360       563,493
Merchandise Revenue .....................       65,990        49,202       158,585       154,850
                                            ----------    ----------    ----------    ----------
Total Revenue ...........................      296,247       212,555       806,945       718,343
                                            ----------    ----------    ----------    ----------

Operating Expenses ......................     (331,041)     (298,639)   (1,016,680)     (790,385)
Cost of Merchandise Sold ................      (46,440)      (34,102)     (120,571)     (106,344)
Selling, General and Administrative Exp .     (158,986)      (37,002)     (406,361)     (132,569)
                                            ----------    ----------    ----------    ----------

(Loss) from operations ..................     (240,220)     (157,188)     (736,667)     (310,955)
                                            ----------    ----------    ----------    ----------

Other Income &(Expense):

Interest Income .........................       10,010        38,018        56,530        66,800

Interest Expense ........................       (6,931)       (1,916)      (10,758)      (10,057)
                                            ----------    ----------    ----------    ----------

(Loss) before income tax ................     (237,141)     (121,086)     (690,895)     (254,212)

Provision for Income Taxes ..............      (14,421)       (3,075)      (36,689)       (6,004)
                                            ----------    ----------    ----------    ----------

Net Income (Loss) .......................     (251,562)     (124,161)     (727,584)     (260,216)
                                            ----------    ----------    ----------    ----------

Net Income (Loss) per share .............        (0.10)        (0.05)        (0.29)        (0.11)

Weighted average common shares and equiv     2,512,465     2,676,000     2,513,463     1,812,862


   The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                         NINE  MONTHS ENDED
                                                                             December 31

                                                                          1997         1996

Cash flows from operating activities:
Net income (loss) ...................................................     (727,584)     (260,216)
Adjustments to reconcile net (loss) to net cash (used in)
Operating activities:
Depreciation and amortization .......................................      134,572        74,604
Increase (decrease) in inventories ..................................       (8,356)       (2,675)
Decrease (increase) due from officers ...............................      (53,869)         --
(Increase) decrease in prepaid expenses & other current assets ......       56,745       (14,521)
Increase (decrease) in accounts  payable and accrued expenses .......       (4,541)     (104,412)
Increase (decrease) in customer deposits ............................       (8,776)      (10,941)
Increase (decrease) in other assets .................................            0       (30,257)
Increase (decrease) in deferred costs ...............................            0             0
Net cash (used in) operating activities .............................     (611,809)     (451,175)
                                                                        ----------    ----------

Cash flows from investing activities:
     Acquisition of fixed assets ....................................     (517,802)     (131,447)
                                                                        ----------    ----------
     Net cash (used in )investing  activities .......................     (517,802)     (131,447)
                                                                        ----------    ----------

Cash from financing Activities:
Net proceeds of initial public offering .............................            0     3,328,242
Proceeds of notes payable to stockholders ...........................            0        (1,468)
Repayment of note payable ...........................................            0      (200,000)
Repayments of capital lease obligations .............................      (68,372)      (16,703)
Purchase of treasury stock ..........................................      (24,017             0
                                                                        ----------    ----------
Net cash provided by financing activities ...........................      (92,389)    3,110,071
                                                                        ----------    ----------

NET INCREASE (DECREASE) IN CASH .....................................   (1,222,000)    2,527,449
                                                                        ----------    ----------

Cash-beginning of period ............................................    2,155,460        66,596

CASH- END OF PERIOD .................................................      933,460     2,594,045
                                                                        ----------    ----------

Supplemental schedule of non cash investing and financing activities:
Equipment acquired by capital lease .................................            0        64,870
Transfer to common stock of deferred registration costs .............            0       226,333

Supplemental disclosure of cash slow information: ...................       10,758         8,141
Taxes Paid ..........................................................       36,689         2,929



   The accompanying notes to financial statements are an integral part hereof.

                             FUN TYME CONCEPTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                        Preferred Stock                                  Common Stock
                         Number         Number                            Treasury
                         of             of                  Additional    Stock
                         Shares         Par $.01            Shares        Par $.001   Paid-in                  At
                         Issued         Amount              Issued        Amount      Capital       (Deficit)  Cost      Total
                         ------         -----               ------        ------      -------       --------   --------
Balances
March 31, 1997 ..........0              0                   2,542,965     2,676       4,033,298     (760,047)  (89,643)  3,186,284

Net income (loss)
for the nine months
ended December 31,1997 ..                                                                           ($727,584)           ($727,584)

Treasury stock, at cost
30,500 shares repurchased
April 9,1997 ............                                   (30,500)                                            ($24,017) ($24,017)
                                                                                                              ----------- ----------

Balances
Dec. 31,1997 ............0              0                   2,512,465    $2,676       $4,033,928   ($1,487,631)($113,660) $2,434,683



     Attention is directed to the foregoing accountant's report and to the accompanying notes to financial statements.

                             FUN TYME CONCEPTS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)


Note A.           The Company

         Fun Tyme Concepts, Inc. ("the Company") is a New York corporation which was organized in April 1993. The Company commenced operations with the construction of its first Fun Bubble play center in October 1994, in Staten Island, New York. One of the Company's wholly owned subsidiaries, Fun Tyme of Edmonton, Inc. opened a Fun Bubble play center on August 5, 1997. The other subsidiary, Fun Tyme of East Brunswick, Inc., entered into a lease agreement and expects to open a Fun Bubble play center in East Brunswick, New Jersey by the end of the second quarter of fiscal year 1999. Each Fun Bubble is designed based on a theme unique in comparison to the themes of the others: the Staten Island Fun Bubble focuses on space; the Edmonton Fun Bubble emphasizes the jungle; and the East Brunswick Fun Bubble will focus on the future. In addition to the foregoing, the Company is contemplating opening new sites in the Tri-State Area.


Note B.           Accompanying Financial Statements

         In the opinion of management, the accompanying Unaudited Condensed Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1997 and the results of its operations for the nine months ended December 31, 1997. Due to the construction of the New Jersey Fun Bubble, the opening of the Canadian Fun Bubble, and the search for new locations, the results of the Company's operations for the nine months ended December 31, 1997 may not be indicative of total results of operations for the full year.

         While the Company believes the disclosures presented herein are adequate to make the information not misleading, it is recommended that these condensed financial statements be read in conjunction with the Company's registration statement on Form SB-2 and the Company's audited Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

     For the three months ended December 31, 1997, the Company generated revenues of $296,247 as compared to the $212,555 in revenues generated during the three months ended December 31, 1996. This increase of $83,692 (or 39.4 %) was attributable to both an increase of $66,904 (or 40.9%) in operating revenues and a $16,788 (or 34.1%) increase in merchandise revenue. Total revenues increased during the three months ended December 31, 1997 as a result of revenues from the new location in Edmonton, Canada. The Edmonton location opened on August 5,1997; therefore, revenues are for five and one half months only.

     Revenues for the nine month months ended December 31, 1997 were $806,945, showing an increase of $88,602 (or 12.3%) during the comparable period one year ago. This increase is attributable to a $84,867 (or 15.1%) increase in operating revenue and a $3,735 (or 2.4%) increase in merchandise revenue for the same period ended December 31, 1996. The increase is attributable to the operation of the newly opened Edmonton location.

     Operating expenses increased by $226,295 (or 28.6%) for the nine months ended December 31, 1997 and $32,402 (or 10.8%) for the three months ended December 31, 1997 as compared to the comparable periods ended December 31, 1996. This increase was primarily caused by the costs associated with the operations of the Edmonton Fun Bubble, additional staff salaries, additional lease payments.

     Selling, general, and administrative expenses have also increased by $121,984 (or 329.6%) for the quarter and by $273,792 (or 206.5%) for the nine months ended December 31, 1997, as compared to the comparable periods ended December 31, 1996. This increase is due to increased marketing expenses and professional fees incurred in connection with the opening of the Edmonton Fun Bubble and the ongoing development of the East Brunswick Fun Bubble. In addition, there are costs expensed from start-up that could not be capitalized for the Edmonton and East Brunswick locations.

     Cost of merchandise sold amounted to 76.0% of merchandise revenue during the nine months ended December 31, 1997 as compared to 68.7% for the same period ended December 31, 1996. Cost of merchandise sold varies based on product mix and value discounts earned.

     During the nine and three months ended December 31, 1997, the Company incurred a net loss of $727,584 (or $0.29 per share) and $251,562 (or 0.10 per share), respectively, as compared with $260,216 (or $0.11 per share), and $124,161 (or $0.05 per share ) during the comparable periods ended December 31, 1996. The primary reason for the increase in the net loss and net loss per share is the increase in operating expenses resulting from the new sites and an increase in corporate expenses for the nine month period ended December 31, 1997, as compared to the comparable nine month period ended December 31,1996. Included in these are expenses related to the opening of new sites.

Financial Condition

     At December 31, 1997, the Company had working capital of $976,706 and shareholders' equity of $2,434,683.

     During the nine months ended December 31, 1997, the Company used $611,809 in cash for operating activities as compared with $451,175 in cash used for operating activities during the comparable nine month period ended December 31, 1996. The increase of $160,634 is primarily due to additional expenses incurred in connection with the Edmonton location and the new site being developed in New Jersey. The Company acquired fixed assets of $517,802 and $131,447 during the nine months ended December 31, 1997 and 1996, respectively. Cash was provided by financing activities of $3,110,071 during the nine months ended December 31, 1996, and $92,389 in cash was used during the nine months ended December 31, 1997 primarily to pay off capital lease obligations and to acquire treasury stock.

     At this time, the Company has acquired play equipment and construction related purchases for the Edmonton, Canada site which opened for operation on August 5, 1997. Also at this time, the Company has commitments for the acquisition of additional play equipment and construction related purchases for the East Brunswick facility in New Jersey.

     The Company can give no assurance that the revenues generated from its operations together with its current capitalization will be adequate to finance its present and future operations.

New Accounting Pronouncement:

     In February 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earning per share ("EPS").

     SFAS No. 128 is effective for the Company's fiscal year ending March 31, 1998. The Company believes that SFAS No. 128 will not have a material impact on its financial statements.

                                     PART II

Item 1.           Legal Proceedings:                                       None

Item 2.           Changes in Securities and Use of Proceeds:               None

Item 3.           Defaults Upon Senior Securities:                         None

Item 4.           Submission of Matters to a Vote of Security Holders:     None

Item 5.           Other Information:                                       None

Item 6.           Exhibits and Reports on Form 8-K:                        None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

 Dated:     March 10, 1998

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