Form 10KSB
period 1998-03-31
FUN TYME CONCEPTS INC
filed 1998-07-14
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-27542

                             FUN TYME CONCEPTS, INC.
               (Exact Name of Company as Specified in its Charter)

             New York                                   11-3157259
 (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

                 290 Wild Avenue, Staten Island, New York 10314
                    (Address of Principal Executive Offices)

                                 (718) 761-6100
                (Company's Telephone Number, Including Area Code)

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Company's revenues for its fiscal year ended March 31, 1998 were $1,141,245.

     The aggregate market value of the voting stock on July 7, 1998 (consisting of Common Stock, par value $.001 per share) held by non-affiliates was approximately $275,995, based upon the average bid and asked prices for such Common Stock on said date ($0.15), as reported by a market maker. On such date, there were 9,991,965 shares of Company's Common Stock outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

     Fun Tyme Concepts, Inc. ("the Company") is a New York corporation which was organized in April 1993. The Company commenced operations with the construction of its first Fun Bubble play center in October 1994, in Staten Island, New York. In May 1998 the Company acquired Play Co. Capital Corp., a Delaware corporation ("PCC"), which owns 50% of Prestige Fine Jewelry, L.L.C. ("Prestige"), a Delaware limited liability company and the rights to purchase Cortina Valley Ski Resort ("Cortina"). Unless the context requires, all references to the "Company" include the Company's subsidiaries, PCC and Prestige and its rights to Cortina.

Corporate Overview

     Prior to the consummation of its acquisition of PCC in May 1998, the Company's business plan focused solely on developing, owning, and operating entertainment facilities. Prior to December 1996 the Company focused on children's educational and entertainment facilities, targeting children ages twelve years old and under. In December 1996, the Company expanded its business plan to develop state of the art entertainment centers for the whole family. The Company in developing the design for its East Brunswick facility, expanded its existing concept of children's educational and entertainment by adding the concept of a high tech, theme restaurant and entertainment center catering to children of all ages and to some extent adults. Centers to be opened under the new "Planet Playdium" concept will focus on offering attractions which provide entertainment to all age groups and all members of family groups. The Company plans to incorporate this new concept within its East Brunswick facility, which is currently under construction and if successful add to its existing facilities and use as a format for the development of additional facilities.

     In May 1998, upon the consummation of the acquisition of PCC the Company expanded its focus and decided to diversify itself and its operations. Though the Company shall continue to operate and develop its children's entertainment facilities, it shall seek to diversify, investing in and acquiring additional businesses, in which it believes there is the potential for greater returns, in order to increase the profitability of the Company.

Acquisition of Play Co. Capital Corp.

     Effective May 28, 1998, the Company entered into a stock purchase agreement (the "Acquisition") with PCC, a Delaware corporation, BBS Holdings, LLC ("BBS Holdings"), a limited liability company organized under the laws of the state of Delaware, the members of BBS Holdings, Anthony DiMatteo, an individual residing at 110H Dinsmore Street, Staten Island, New York 10341 ("DiMatteo") and LD Trust, a trust formed under the laws of the state of Delaware, CAT L.L.C., a limited liability company and RICH L.L.C., a limited liability company, whereby, BBS Holdings acquired an aggregate of 8,152,000 shares or approximately 81.6% of the Company's common stock, par value $.001 per share (the "Common Stock"), of which the Company issued 7,230,000 shares directly to BBS Holdings in exchange for all of the outstanding shares of Play Co. Capital Corp. ("PCC"). Simultaneously therewith, CAT L.L.C and RICH L.L.C transferred an aggregate of 922,000 shares of the Company's Common Stock to BBS Holdings for a 20% ownership interest therein.

     PCC owns a 50% interest in Prestige Fine Jewelry, L.L.C., a Delaware limited liability company and owns the right under a purchase agreement to purchase Cortina Valley Ski Resort and all personal and real property included therein.

     Prior to the exchange of shares in the Acquisition, Daniel Catalfumo and Richard Rosso each transferred 461,000 shares of the Company's Common Stock to CAT L.L.C. and RICH L.L.C., respectively, companies formed by Daniel Catalfumo and Richard Rosso, Officers of the Company, respectively.

     As of June 30, 1998, inclusive of the shares issued in the acquisition, there were 9,991,965 shares of the Company's Common Stock outstanding, of which BBS Holdings owned 8,152,000 or approximately 81.6%, whereby, the Company has become a subsidiary of BBS Holdings and PCC has become a wholly owned subsidiary of the Company.

     Since the Acquisition of PCC and certain other concurrent transactions resulted in the transfer of an approximate 81.6% controlling interest in the Company to BBS Holdings, Management believes that the Acquisition will be treated as a purchase business combination, effective May 28, 1998, that will be accounted for as a "reverse acquisition" in which the Company shall be the legal acquirer and PCC will be accounting acquirer. Accordingly, the assets and liabilities of PCC will be accounted for at their historical carrying values and the assets and liabilities of the Company will be valued at their fair values with the excess of BBS Holdings' cost over the fair value of the Company's assets, if any, allocated to goodwill.

Reorganization of Fun Centers

     In April 1998, in preparation for the Acquisition, the Company reorganized its corporate structure. The Company formed a wholly-owned subsidiary, named Planet Play-Dium, Inc. ("Planet"), a Delaware corporation, and transferred its ownership in its three fun centers to Planet, whereby, each of Fun Tyme of Edmonton, Inc ("FTE"), Fun Tyme of East Brunswick, Inc. ("FTEB") and newly formed Fun Tyme of Staten Island, Inc. ("FTSI") are wholly-owned subsidiaries of Planet.

Initial Public Offering

     On August 15, 1996, through State Street Capital Markets Corp. ("State Street"), the Company consummated an initial public offering ("IPO") of 1,250,000 units, each unit (the "Units") comprising one share of Common Stock, par value $.001, and one redeemable Common Stock Purchase Warrant (the "Warrants"), at a purchase price of $6.25 per unit, inclusive of 800,000 shares of Common Stock sold by the Company, 200,000 shares of Common Stock sold by certain security holders and 250,000 shares of Common Stock and 1,250,000 Warrants sold by a certain selling security holder. Net proceeds to the Company from the IPO were approximately $3,102,000. The proceeds from the Company's IPO were earmarked to enable the Company to open additional facilities, each of which is expected to combine various elements of a children's entertainment center along with indoor recreational and educational facilities and specifically designed toddler programs. The Company has opened a new facility called Congo Bongo Fun Centre, in Edmonton, Canada, and plans to open another new facility called Planet Playdium, incorporating its new Planet Playdium concept, in East Brunswick, New Jersey, in the autumn of 1998.

     In August 1996, State Street ceased operations and soon thereafter State Street and the Company terminated its underwriting agreement and all other agreements between the parties. The lack of market support by the Company's underwriter and principal market maker limited the liquidity of the Company's securities and decreased market quotations to a point whereby the units were trading below $1.00. As a result of this continued low trading, though the Company strove to keep its securities listed on the Nasdaq SmallCap Stock Market, Nasdaq delisted the securities on April 7, 1997, at which time the Company's securities began trading on the OTC Bulletin Board.

Family Entertainment Business

Background

     In 1993, the founders of the Company began to research the children's entertainment industry and, in doing so, joined the International Association of Amusement Parks and Attractions. They attended trade shows and seminars and visited many other children's entertainment facilities. They noticed that most facilities had limited floor space and low ceilings which limited the space for the larger children's play equipment and which gave most of the facilities a closed-in feeling. After estimating the possibilities, the founders decided that building a facility in an air supported dome with a 40 foot ceiling would create an airy uncluttered environment, and, with the help of a manufacturer of pneumatically inflated domes, in 1993, the Company designed a dome unit that would have a 40 foot ceiling. In October 1994, the Company opened its first Fun Bubble in Staten Island, New York. In August 1997, the Company's second facility, Congo Bongo, was opened in Edmonton, Canada. See "Business - Staten Island, New York Fun Bubble" and "Business - Edmonton, Canada Facility."

Outlook

     Although the Company's current expansion plans are focused upon its new acquisitions, the Company still plans to expand its business operations by opening additional facilities, under the Planet Playdium concept, if same is successful. These facilities may be under traditional building structures, not the pneumatic domes used for the Company's Staten Island facility. In either event, the Company will seek to incorporate high ceilings and unfettered open space in keeping with its initial concept. The Company intends to open facilities in or near locations that are family oriented, in areas that have large populations of children, and/or in areas with higher than average disposable income.

Industry Overview

     The children's amusement industry is a highly competitive segment of the family entertainment industry, which includes admissions-based, or pay for play, recreational and soft play centers that target young children from toddlers to pre-teens. The pay for play children's entertainment center industry is highly fragmented and consists largely of local "mom and pop" stores, small regional chains, and local non-profit organizations that provide pay for play indoor soft play facilities. The children's amusement industry is subject to rapid technological and innovative change. Competition from and among companies which provide amusement centers and other arenas for the amusement of children is characterized by continuous technological and innovative changes and advances. There can be no assurance that the Company will be able to keep pace with the technological and innovative developments in the industry or to implement changes in accordance with such developments.

Entertainment Concept

     In its existing entertainment centers, the Company encourages the participation of parents and/or guardians with their children and to this end has designed a play maze and other play equipment which will allow children and their parents and/or guardians to play together. In addition to the play maze area, the facilities offer private party rooms, games of skill, video games, redemption games, bumper cars, a train roller coaster ride, a bungee trampoline, a separate toddler play area and a private sound proof parent's lounge. Management believes that the facilities are designed to provide a fun, safe, reliable, and interactive environment whereby children can exercise their bodies and minds and acquire certain necessary skills. It is Management's intention that each location provide such an environment. Each facility is geared toward enhancing a child's (i) hand, eye, and muscle coordination; (ii) motor skills;
(iii) flexibility; and (iv) social skills. The Company plans to continuously update its facilities to meet children's recreational and educational needs in a stimulating, safe, and fun arena. See "Toddler and Pre-School Programs."

     The Company's new Planet Playdium concept will incorporate the Company's existing attractions and educational offering, with high tech games and a theme restaurant atmosphere, catering to all members of family. The East Brunswick location, as the initial prototype location will include a separate toddler play area with an adjoining "Cyber Cafe" with computers available for the parents use and a "Laser Tag" area hosting futuristic interactive laser gun games. Should the Planet Playdium concept prove to be successful in East Brunswick, the Company plans on expanding its existing facilities to incorporate this new concept.

Staten Island, New York Fun Bubble

     The Staten Island Fun Bubble, which opened in October 1994, is constructed under a pneumatic translucent dome with 40 foot ceiling heights, similar to those used for tennis courts. Although the Company intends to open additional facilities under similar structures, it may also operate facilities in traditional building structures. The Staten Island Fun Bubble charges an admission fee of $6.95 per child; there is no admission fee for adults accompanying children.

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

Edmonton, Canada Facility

     In February 1997, the Company formed a wholly-owned subsidiary, Fun Tyme of Edmonton, Inc. ("FTE"). FTE purchased the assets of a pre-existing children's entertainment facility in Edmonton, Canada. This facility was in bankruptcy, and the assets purchased by the Company was effected on May 20, 1997 by and between FTE and Browning Smith Inc., trustee of the estate in bankruptcy.

     On May 21, 1997, upon approval of Browning Smith Inc., FTE and the lessor of the former facility executed a lease agreement for the premises. The Edmonton facility commenced operations in August 1997, with a jungle theme, and operates under the name "Congo Bongo."

     The Company charges an admission fee of $6.50 Canadian per child; there being no admission fee for adults accompanying children. The Edmonton facility contains substantially the same attractions and programs as the original Staten Island Fun Bubble.

East Brunswick, New Jersey Facility

     In December 1996, the Company formed a wholly owned subsidiary, Fun Tyme of East Brunswick, Inc. On January 21, 1997, FTEB executed a lease for an 18,000 square foot facility, formally a movie theatre, in the Miracle Mall in East Brunswick, New Jersey. The Company is in the process of renovating the movie theater within the Mall and plans to open a entertainment facility which can be enjoyed by the whole family. The design of the facility incorporates areas for the facility's theme restaurant, the Cyber Cafe, a Laser Tag section, and the Solocoaster ride, in addition to the original Fun Bubble attractions, therein to bring this area its largest children's entertainment facility. The Miracle Mall is a 120,000 square foot landmark center in the heart of East Brunswick's most active regional shopping area. This mall includes 18 centrally anchored stores and is adjacent to Tices Lane on which an additional 700,000 square feet of retail stores are situated. The movie theater was chosen because of its high ceilings and existing layout, both of which will enable the Company to retrofit the space into its Planet Playdium concept.

     The Company has chosen a theme focusing on the future and Hollywood movies for its East Brunswick location. The East Brunswick location is expected to open in the fall of 1998.

Marketing

     The Company has incurred marketing expenses in purchasing cable television and radio advertising time, local newspaper and magazine print advertisements, and brochures which it has disseminated at its Staten Island Fun Bubble and Edmonton facility locations. As the Company expands to add additional locations, it intends to increase its advertising and marketing activities: it expects to contact local school systems, clubs, and religious organizations to organize events for children and attract target groups of children to its facilities.

Suppliers

     Operation of the entertainment facilities is contingent upon the ability of the Company to purchase and lease equipment from suppliers. Though the Company intends to purchase most of the play equipment it requires for each facility, it may lease certain pieces of equipment. The Company will purchase one play maze (discussed above), at an estimated cost of $250,000 for each facility. The Company believes that there are many vendors and suppliers of the games and equipment it purchases and leases. The Company believes it will continue to be able to purchase and lease equipment in the future at prices and on terms similar to those at which it presently does so. As fads arise and certain games or attractions become popular the Company's inability to obtain these items in a timely manner, to meet demand may have and adverse affect on the Company's operations.

Competition

     The Company's facilities are directed at the highly competitive business of children's indoor recreation and educational facilities. The Company's largest competitor in the pay for play segment of the industry is the Discovery Zone. While the Discovery Zone closed over 35% of its locations during its recent bankruptcy, it has recently emerged from its Chapter 11 protection and remains a competitor to the Company. New competitors may include The Walt Disney Company, which has a family entertainment concept in two locations and has announced plans to open additional store locations. The Company also competes with many other small companies which have individual amusement center locations providing basically the same services as the Company. The Company believes that many of its competitors have (i) more extensive research and development and marketing and customer support capabilities; and (ii) greater financial, technological, and other resources than those of the Company. Further, the Company does not believe there are any significant barriers to entry by new companies into this industry.

     The Company also competes to some extent against certain children's theme restaurant chains, which provide ancillary entertainment offerings and merchandise in addition to food and do not charge admission fees. Such competitors include ShowBiz Pizza Time, Inc., the operator and franchiser of approximately 300 "Chuck E. Cheese" restaurants in the United States, and, to a lesser extent, certain franchisees of McDonald's Corporation that operate indoor playgrounds at a number of locations. These restaurants differ from the Company's locations in that they do not charge for admission and focus on food as their primary attraction and source of revenue.

     The Company expects additional entities to enter into the market in the near future, some of which may have significantly greater resources than the Company. The Company expects that its facilities will naturally compete with other ventures similar to the Company's with respect to location, availability of new and distinct product and service offerings, and cost per visit. In addition to competing with other companies in the business of children's indoor amusement and educational facilities, the Company will compete for dollars spent on entertainment for children involving other types of amusement, sports, recreation, and fitness services such as park district programs, amusement parks, and specialty restaurants.

Safety and Arcade Redemption Systems

     The Company is very concerned about the safety of the children entering its facilities. Accordingly, it has designed the Staten Island and Edmonton locations, and intends to design all additional facilities, to guard against (i) injuries to children using the facilities; (ii) children leaving the facilities unaccompanied; and (iii) children leaving the facilities without the parent and/or guardian with whom they entered. As additional precautions, the Company will continue to purchase only the type of play equipment it deems safe and will provide constant supervision over its young patrons in order to minimize injuries.

Electronic Safety Systems

     One measure the Company has taken to ensure the safety of children visiting its facilities involves the use of a child safety alarm system. The goal of this system is to prevent a child from leaving the facility without his supervising adult. To accomplish this goal, the Company provides electronic tags for each child entering the facility. These electronic tags are attached to the child's clothing. When a child leaves the facility with his supervising adult, the electronic tag is removed. At each exit of the facility, the Company has installed electronic arches which sound an alarm if a child whose tag has not been removed attempts to leave the location.

Wristband System

     An additional safety concern of the Company is that a child only leave with the adult who brought him to the facility. To achieve this goal, no adult is admitted to a location unless he is accompanied by a child. In addition, the Company provides individually numbered and bar coded wristbands which fasten around the wrists of each adult and child who enter the facility. Each adult's wristband number and bar code correspond with the wristband and bar code of each child the adult is supervising. When an adult leaves the facility with a child, the adult will only be allowed to take the child whose wristband number and bar code correspond to the adult's. (These bar coded wrist bands are also used for children to accrue points in order to receive prizes and memorabilia when playing the skill games.) By following this procedure, the Company hopes to prevent a child from leaving the facility without his supervising adult.

 Toddler and Pre-School Programs

Mommy & Me

     The Company, as part of the services it makes available to the public, has developed, with its consultants, toddler programs called "Mommy & Me." Parents with children ages twelve to eighteen months attend class together at the facilities on a weekly basis for nine weeks, at a cost ranging from $168.00 to $250.00 per child, depending on the number of hours per week parents and children attend. In this program, children participate in activities which focus on socializing, singing, exercising, and playing in the Company's specially designed toddler play area. As children reach eighteen months, the classes include creative arts and crafts programs. Children work with materials such as paints, glue, and beads. After class ends each week, the children are invited to play at the Fun Bubble with their parents. The Company offers Mommy & Me programs for children up to the age of 4 1/2 years old. Each child who enrolls will receive an identification card and during class hours will be required to wear an electronic tag as part of the child safety alarm system. These programs were designed primarily by two consultants to the

Company, pursuant to the terms of a consulting agreement. These consultants have been designing and instructing the Mommy & Me class for several years at other locations.

Separation Classes

     Another program the Company provides is a series of "Separation Classes." These classes were designed by the same consultants who designed the Mommy & Me classes. These classes are designed for children who soon will be experiencing their first separation from their parents. The classes focus on topics such as sharing, manners, food groups, recognizing letters and numbers, shapes and colors, worksheets, play stations, creative arts and crafts projects, special theme weeks, and holiday parties. The classes meet from one to two times a week for 2 1/2 hours at a time for nine weeks, at a cost ranging from $110.00 to $190.00 per child. The classes are open to children two to five years of age. Each child who enrolls receives an identification card and, during class hours, is required to wear an electronic tag as part of the child safety alarm system. After class ends each week, the children are invited to stay at the facility and play.

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

     The "day camp" is for children two to fourteen years old and provides activities, on and off premises, from 9 a.m. to 4 p.m., three to five days per week, during either a four, six, or eight week period. The day camp is run by board of education certified teachers and includes bus transportation, lunch, and regular camp type activities including sports and crafts.

Seasonality

     The Company believes that its business may be considered seasonal and that a large portion of its revenues and profits will be derived during the fall and winter months. The Company believes that outdoor amusement centers and theme parks will take business away from the inside amusement centers during the spring and summer months. Since the Company has been operating (since October
1994), it has observed that the busier months have been in the fall and winter: the spring and summer months have shown a decline in revenues. Since Edmonton experiences a very cold climate, with a long winter, the Company expects that the summer decline in revenues at the Edmonton location to be less pronounced. See "Business - Day Camp."

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

Service Mark

     The Company relies on common law service marks for use of its name "Fun Bubble." The Company filed to register the Fun Bubble service mark in the United States, and its application was approved on April 3, 1996.

Marketing Research

     During the last several years, the Company's executive officers have spent a large portion of their time on research and development of the indoor play facility market, the equipment utilized therein, possibilities for new play equipment, and new locations at which additional facilities may be opened. This research led to an awareness that the offerings of the fun centers could be combined with attractions which cater to older children and adults in order to provide a destination which would appeal to the entire family, including children of all ages. The recent success of theme restaurants, such as "Planet Hollywood" and "Hard Rock Cafe," has evidenced the existing demand for family entertainment.

Cortina Valley Ski Resort

General

     In May 1998, the Company, through its subsidiary PCC, acquired the rights to purchase Cortina Valley Ski Resort in the Catskill Mountains. PCC owns all the rights, title and interest of Cortina Mt. Partnership to a contract dated January 24, 1998 between Cortina Mt. Partnership and Rainbow Operation, Inc. and Toru Hamanaka to purchase the rights under a lease agreement and all buildings, ski lifts, and other personal and real property incorporated in the ski resort, known as Cortina Valley Ski Resort ("Cortina"). The contract originally scheduled to close on or before July 1, 1998, has been extended until July 15, 1998.

The Resort

     Cortina Valley Ski Resort is a 25 year old all season destination mountain resort in the Catskill Mountains, with primary emphasis on the ski season. The facility currently comprises a base lodge, including a 20 room motel building, lodge/restaurant, ski school building, ski rental shops and other related storage buildings, all of which comprise approximately 19,000 square feet. The resort had operated until the 1996/1997 ski season, during which it was closed. The total land area of the property involved is approximately 300 acres and consists of a ski area containing 106.2 acres and adjacent land containing 193.8 acres. The ski area comprises 18 slopes/trails with a base elevation of 1,925 feet and a top elevation of 2,650 feet. There are two double chair lifts, one tow rope and one poma lift. The resort has snow making capabilities for approximately 90% of the ski area and lighting for approximately 80% of the ski area for night skiing.

Industry Overview

     The Catskill Mountains, approximately 705,000 acres, contains four ski resorts, one of which is Cortina. Cortina is located approximately two hours outside of New York City and one hour from Albany, New York, the capital of New York state. The population within 100 miles of the resort is approximately 20,000,000 people. According to the Ski Areas of New York, Inc., New York state has averaged 3.5 million skier visits (defined as any person acquiring a ticket for any part of a day) per year over the last five years, making the state the fourth busiest state in the nation for skier volume. Despite ranking fourth in the nation, New York has more operable ski areas (approaching 60) than any other state in the nation. Due to this large number of areas, New York has more skiable acres under lights available for night skiing than any other state. New York ski areas are a diverse offering of all types of resorts including national destination resorts, regional destinations, and local "day" areas.

     During the last decade, the industry began experiencing a shift in its focus as the growth of snowboarding has caused snowboarding to become a major segment of the industry. The preliminary results from the 1998 annual Kottke end of season survey of the ski industry showed that snowboarding has continued its impressive growth. Snowboarding represented 21.2 percent of total skier visits this year, an increase of approximately 20 percent over last and a compound annual rate of growth of 20.7 percent since 1994-95. A 1997 study by American Sports Data indicated that snowboarding is the fastest growing sport in America, up 33% from the previous year.

     The preliminary results from the Kottke survey showed that during the 1997-1998 season skier visits were up 2.5 percent nationally over the previous year. The Northeast ranked second among the regions of the nation for percentage increase with a growth of 5.86 percent over the previous season. Skiers continue to be among the most affluent of any sport participants. A recent poll conducted by the National Sporting Goods Association shows that two thirds of alpine skiers have a household income of over $50,000.

Outlook

     The Company plans on reopening the currently non-operating ski resort for the 1998-1999 winter season. The Company has budgeted approximately $300,000 to renovate and upgrade the resort for its re-opening, which funding it anticipates obtaining from loans secured by the property.

     In time the Company plans on redesigning the resort, turning the facility into a year round full service, all amenities resort catering to families, decreasing the emphasis on the ski season and adding entertainment facilities for year round use. In addition to the traditional hotel, restaurant, nightclub, and swimming pool, which the resort currently offers, the Company intends on adding a family entertainment center, currently in the planning stages.

     The Company plans on providing a variety of outdoor winter activities at the Resort. In addition, the future plans for the resort are to expand the available ski acreage and number of lifts. The resort, however, will focus on catering to the snowboarding segment of the skiing industry. Snowboarding currently constitutes a large portion of the skiing industry and its popularity is growing, especially among children. In order to fill a need and to attract families, the Company plans on developing a snowboarding park. In addition, the Company plans on constructing a snow tubing park adjacent to the family entertainment portion of the lodge and an outdoor ice skating rink.

     The Company is exploring plans to expand its outdoor summer activities to contain amusement attractions. The existing property also contains mountain biking trails which the Company plans on providing for the use of its customers. In addition to the hotel accommodations provided to guests, the Company plans on expanding the partially completed campgrounds.

Competition

     The Catskill Mountains, approximating 705,000 acres, encompasses 4 ski resorts, including Cortina Valley Ski Resort, Hunter Mountain, Ski Windham Resort and Belleayre Mountain Ski Center. In addition, there are numerous other ski areas, totaling 60 within New York State some of which are in close proximity. However, since Cortina Mountain is a small, family-oriented mountain with its major advantage of being close to the New York City metropolitan area, its major competition will be from other ski areas in the Catskill region. Although these areas offer longer vertical drops, and more skiable acres than Cortina, Cortina should be able to compete favorably with these mountains by offering lower lift prices and family oriented services and entertainment. During the 1996-1997 ski season, both Ski Windham and Hunter Mountain had annual ticket sales of approximately 375,000 and adult lift ticket prices ranging from $32 to $43. In addition, Belleayre had sales of 175,000 ticket prices around $30.

Prestige Fine Jewelry, LLC

General

     The Company, through its subsidiary PCC, owns 50% of Prestige Fine Jewelry, LLC, a Delaware limited liability company, ("Prestige") formed in March 1998 by Anthony DiMatteo, the Company's Executive Vice President of Sales and Marketing and a Director, and Zeki Kochisarli, the owner of Prestige Chain, Inc. ("PCI"), a manufacturer of jewelry, primarily gold, located in Long Island City, New York. Mr. Kochisarli continues to own 50% of Prestige and 100% of PCI.

Overview

     Prestige was formed to be the exclusive sales and marketing arm for PCI, whereby, substantially all jewelry manufactured by PCI is sold through Prestige. Prestige's objective is to act as a wholesaler, selling the Company's products directly to independent jewelry stores and large chain retailers which stock gold chains. The Company shall also seek to directly market its products and service to jewelry designers and department stores who sell jewelry under their own labels. Additionally, the Company may seek to expand into retail sales, by direct marketing avenues such as catalogs and television home shopping networks.

     PCI has a unique manufacturing operation, which is one of only a few fully automated precious metal, primarily gold, manufacturing operations in the world, which processes the precious metal from 24 karat fine gold stages to a finished product, providing a high quality product.

     PCI is one of the only jewelry manufacturers in the United States who, in addition to producing gold chain and castings, also produces the karat gold used for the production of the jewelry from fine gold. Karat gold (commonly referred to as 10 karat gold, 14 karat gold, etc.) is the raw material used in the making of gold jewelry and is produced by mixing raw gold with an alloy in order to harden the metal. PCI is a leading innovator in the automation of jewelry manufacturing, attaining substantial reductions in labor requirements especially skilled labor. The automation of the manufacturing process allows PCI to quickly adapt its manufacturing process to copy the latest seasonal styles of the industry.

     This fully automated manufacturing process does not require extensive labor to operate, though it does require continuous maintenance. The Company believes that the manufacturing process is cost-effective and provides the Company with a competitive advantage because (i) it requires limited labor to operate (ii) is produced in the United States, which limits shipping costs and taxes (duty, tariffs and sales) when compared to the costs associated with purchasing jewelry from overseas and (iii) due to the automation and venue of production decreases the time to market for the products when ordered.

Industry Overview

     Although the United States provides a majority of the world's demand for gold jewelry, the gold jewelry industry is dominated by oversees producers located in the Mediterranean region, primarily Italy. The seasonal styles of the industry are largely set by the Italian manufacturers in the industry. In 1997 sales of gold jewelry reached $12.6 billion up from $12.3 billion from the prior year.

     Starting in the late 1970's U.S. companies started to compete with Italian manufacturers, however, in principal these manufacturers were not fully integrated operations, which increased their cost structure. In addition, upon the devaluation of the Italian Lira, U.S. companies were unable to compete with the lower priced Italian products, causing many companies to fail.

Exclusive Sales Agreement

     In April 1998, Prestige entered into an exclusive sales agreement with PCI, whereby Prestige became the exclusive and sole sales and marketing arm for PCI. Prestige commenced operations in May 1998, at which time it proceeded to obtain purchase orders for PCI. In accordance with the agreement, Prestige and PCI have negotiated pricing for the different types, styles and designs of jewelry manufactured by PCI, notwithstanding the cost of the gold and other raw materials used in the manufacturing process, which is paid on a cost basis or purchased directly by Prestige.

Marketing and Sales

     Prestige has entered in a sales agreement with J.K. Limited, Inc. ("JKLI"), for the sale of jewelry, primarily gold to large chain store retailers. Under the agreement JKLI is the exclusive sales representative for the accounts of 15 customers, including Wal-Mart, K-Mart, Service Merchandise, Target, Sam's Wholesale, and Costco. The agreement is for an initial term of one year, and provides for three annual extensions if JKLI meets the yearly sales production requirements. The sales production requirement is $10,000,000 for the initial year and increases annually by $8,000,000.

Competition

     The Company competes, in the U.S. primarily with several companies which manufacture gold jewelry, two of which purchase products from the Company to supplement their offerings. They include; Amburst of Rhode Island, Excel of Rhode Island, and Olef Creations of New York, New York. The Company also competes with many other small companies which have machine shops producing gold jewelry. The Company believes that many of its competitors have greater marketing and customer support capabilities and greater financial resources than those of the Company. The Company does not believe there are any significant barriers to entry by new companies into this industry, as the machinery is unique and the maintenance thereof require skilled and highly trained technicians.

Financing

     Prestige entered in an accounts receivable factoring agreement with Prestige Capital Corporation ("Prestige Capital"), an unaffiliated entity for a term ending January 15, 1999. The terms of the agreement provide that the Company shall assign all of its receivables to Prestige Capital, whereby, Prestige Capital shall pay to Prestige up to 80% of the face value of the receivables, hold 10% as security for the receivables and pay out the remaining portion on a sliding scale. If the receivables are paid within 30 days the Company gets an additional 6%, within 45 days an additional 5%, 60 days an additional 4% and 90 days or over an additional

2%. Therefore, Prestige Capital's fee is based on time of collection and ranges from a minimum of 4% to a maximum of 8% of the receivable.

Maintenance

     Since the machinery is mostly automated, it requires continuous maintenance by high skilled and trained individuals, such as Mr. Kochisarli. The inability to maintain the machinery in working order or the perception thereof by the jewelry industry could inhibit Prestige's ability to proceed with its business plan. For this reason, management has decided to commence a slow and progressive operation of obtaining and processing purchase orders.

Employees

     As of March 31, 1998, the Company had five executive Officers and employed approximately 6 full time employees and 25 part time employees. The Company has hired two managers for its Edmonton facility and shall relocate two of its four Staten Island Fun Bubble managers to the East Brunswick facility. None of the employees of the Company is represented by a union. The Company considers relations with its employees to be good. The Company continues to utilize LaborChex Companies, a company located in Jackson, Missouri, to provide screening of each applicant prior to employment. The screening process informs the Company of the applicants' prior criminal histories, if any, their addresses for the past five years, and their social security numbers.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 31,000 square feet at 290 Wild Avenue, Staten Island, New York 10314, where the Staten Island Fun Bubble, approximately 10,000 square feet is located. The Company utilizes approximately 500 square feet of such space for its executive offices. The lease extends for a period of seven years, until June 30, 2000, at approximately $95,000 per annum, with annual scheduled rent increases of 4%. The lease term may be extended for two five year renewal terms, until June 30, 2010.

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

     On December 31, 1996, FTEB entered into a lease agreement for the rental of approximately 15,200 square feet at the Miracle Mall located at Route 18 in East Brunswick, New Jersey, for the location of its East Brunswick facility. The East Brunswick lease extends for an initial term of ten years, said term commencing 90 days after issuance of the required building permits for the work, improvements, and alterations required for the Company to open for business and expiring February 28, 2007 unless renewed at the Company's option. The required building permits were issued on April 17, 1998. In July 1998 the lease was amended to increase the square footage leased by an additional approximately 1,700 square feet. The annual rent due under the lease is as follows: $202,800 for the first five years of the lease; $228,150 for the second five years of the lease; $256,711 for the eleventh through fifteenth years and $288,821 for the sixteenth through twentieth years.

     Another wholly owned subsidiary of the Company, FTE, also entered into a lease agreement for the rental of approximately 12,200 square feet of space for the location of its Edmonton facility. The lease term extends for a period of ten years, commencing April 1, 1997 and expiring March 31, 2007. The space is leased at an annual rent of U.S. $52,704 for the first thirty months of the lease term, U.S. $57,093 for the subsequent thirty months, U.S. $61,490 for the succeeding thirty months, and U.S. $65,880 for the final thirty months.

     In May 1998, the Company acquired all rights, title and interest to a contract (the "Contract") to purchase a lease and certain real and personal property incorporated in the Cortina Valley Ski Resort in Haines Falls, New York, within the Catskill Mountains. The total land area of the property involved is approximately 300 acres and consists of a ski area containing 106.2 acres and adjacent land containing 193.8 acres. The lease, covering portions of the ski area, is for a term of 99 years, with the option to renew for an additional 99 year at a rental rate of $500 per year. The lease commenced in March 1964. The ski area contains 18 trails with varying degrees of difficulty and two double chair lifts, one rope tow and one poma lift, all in working condition. Approximately 90% of the ski trails are covered by existing snowmaking equipment and approximately 80% of the trails are illuminated for night skiing. Existing structures on the properties include a 20 room motel building, a lodge and restaurant building, ski school building, ski rental shops, and storage buildings.

ITEM 3. LEGAL PROCEEDINGS:    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Units were quoted on the Nasdaq SmallCap Stock Market until April 7, 1997, at which time Nasdaq delisted the Company's securities. The Company's Units are currently quoted on the OTC Bulletin Board. The following table sets forth representative high and low closing bid quotes as reported by a market maker for the Company's Units during the period which the Company's securities were listed on the Nasdaq SmallCap Market (August 1, 1996 through April 6, 1997) and representative high and low closing prices as reported by a market maker for the Company's Units during the period which the Company's securities were listed on the OTC Bulletin Board (April 7, 1997 through June 30,
1998). Bid and price quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

                                                   Units
Calendar Period                                     Low             High
---------------                                     ---             ----
08/01/96 - 09/30/96                                1.00            11.75
10/01/96 - 12/31/96                                 .25             2.00
01/01/97 - 03/31/97                                 .19              .87
04/01/97 - 04/06/97(1)                              .69              .69
04/07/97 - 06/30/97(1)                              .25              .50
07/01/97 - 09/30/97                                 .06              .26
10/01/97 - 12/31/97                                 .09              .25
01/01/98 - 03/31/98                                 .16              .25
04/01/98 - 06/30/98                                 .15              .16
----------

(1)  Effective  April  7,  1997,  Nasdaq  delisted  the  Company's   securities;
therefore, same have not been traded on Nasdaq since said date. As of April 7, 1997, the Company's securities have been traded on the OTC Bulletin Board.

     Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $5.25 per share at any time through October 27, 2001. The Warrants are redeemable by the Company at any time, commencing on the separation date, upon 30 days' notice at a redemption price of $.05 per Warrant, provided that the closing bid quotation of the Common Stock for at least 30 consecutive trading days ending on the third day prior to the date on which the Company gives notice has been at least 170% of the exercise price of the Warrants being redeemed.

     As of July 7, 1998, there were 109 holders of record of the Company's Common Stock, and there are approximately 530 additional beneficial owners of shares of Common Stock held in street name. As of July 7, 1998, the number of outstanding shares of the Company's Common Stock was 9,991,965.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of operations:

     During the fiscal year ended March 31, 1998, total revenues were approximately $1,141,000 as compared to $950,000 during fiscal 1997. The increase of $191,000 was attributable mainly to an increase in revenues of approximately $253,000 derived after the opening of the Edmonton, Canada facility in August 1997 net of a decrease of approximately $48,000 in sales of merchandise at the Staten Island facility.

     Operating  expenses  for fiscal 1998  increased by  approximately  $495,000 compared to those for fiscal 1997. This increase was attributable mainly to operating costs incurred at the new Edmonton facility of approximately $262,000 and a net increase in operating costs totaling approximately $233,000 incurred at the Staten Island facility. The net increase in Staten Island costs was attributable mainly to: insurance -- $50,000; depreciation -- $70,000; and other operating costs -- $113,000.

     Cost of merchandise sold amounted to approximately 97% of merchandise sales during fiscal 1998 compared to 67% during fiscal 1997. The increase was attributable mainly to inventory valuation adjustments.

     Selling, general and administrative expenses for fiscal 1998 increased by approximately $200,000 compared to fiscal 1997. This increase was attributable mainly to expenses incurred at Edmonton and East Brunswick, the Company's new facilities, of $57,000 and $26,000, respectively, and a net increase in costs incurred at the Staten Island facility of approximately $117,000. The net increase in Staten Island costs was attributable to increases in officers' salaries of $24,000 and professional fees of $100,000, net of decreases in other selling, general and administrative expenses of approximately $7,000.

     During  fiscal  1998,   there  was  a  net  increase  in  other  income  of
approximately $42,000 mainly as a result of a nonrecurring realized gain from the sale of marketable securities of approximately $53,000.

     During  fiscal  1998,  the  Company  incurred  a net loss of  approximately
$985,000 (or $.39 per share) as compared with a net loss of approximately $510,000 (or $.21 per share) during fiscal 1997. The increase in the net loss of approximately $475,000 in fiscal 1998 reflects a net loss of approximately $92,000 incurred at the Company's new facilities and the increases in operating expenses, cost of merchandise sold and selling, general and administrative expenses incurred at the Staten Island facility described above.

Financial condition:

     During fiscal 1997, the Company received net proceeds of approximately $3,102,000 from its initial public offering of units of common stock and warrants. During fiscal 1998, net cash used in the Company's operating activities totaled approximately $762,000 as compared to $592,000 during fiscal 1997. The increase in cash used in operating activities of approximately $170,000 was primarily attributable to the losses incurred at the Company's new Edmonton facility and increases in operating and selling, general and administrative expenses incurred at the Staten Island facility.

     The Company acquired property and equipment at a cost of approximately $404,000 and $303,000 during fiscal 1998 and 1997, respectively. It used approximately $79,000 to pay capital lease obligations and $24,000 to purchase treasury stock during fiscal 1998 and approximately $223,000 to pay capital lease obligations and notes and $90,000 to purchase treasury stock during fiscal 1997.

     At March 31, 1998, the Company had working capital of approximately $849,000 and stockholders' equity of approximately $2,212,000. As explained in
Item 1 and Note 10 of the notes to the consolidated financial statements, on May 28, 1998, BBS Holdings obtained control of the Company by acquiring 8,152,000 of the outstanding shares (or approximately 81.5%) of the Company's common stock, including 7,230,000 shares issued directly to BBS Holdings in exchange for 100% of the outstanding shares of the common stock of PCC. PCC owns a 50% interest in Prestige, a newly-formed company that commenced jewelry marketing operations in May 1998, and all rights, title and interest to the contract to purchase the lease and certain real and personal property incorporated in the Cortina Valley Ski Resort, which had been closed during the 1997/1998 ski season.

     Management expects that the Company will need capital resources during fiscal 1999 to fund significant currently planned activities as described below:

o Approximately $540,000 to purchase the Cortina lease rights and property (management anticipates this purchase will be consummated in July 1998) and approximately $300,000 for the improvements and working capital which will be necessary to make the facility operational for the 1998/1999 ski season.

o Approximately $800,000 for the improvements and working capital which will be necessary to make the East Brunswick, New Jersey "fun bubble" operational (management anticipates this facility will be operational by October 1998).

o Additional capital resources to fund the operations at the Staten Island and Edmonton "fun bubbles" and the inventory purchasing and other working capital needs of Prestige during fiscal 1999; however, management cannot presently estimate the amounts that will be needed.

     In addition to using the working capital available as of March 31, 1998, management expects, but cannot assure, that the Company will be able to obtain additional capital resources to meet its requirements during fiscal 1999 from the sources described below:

o A loan facility with outstanding borrowings secured by the Cortina Mountain Ski Resort.

o Borrowings under a factoring agreement secured by Prestige's accounts receivable.

o    Unsecured loan facilities.

o    Equipment leasing transactions.

     The Company's "fun bubble" operations have not, and management anticipates that the Company's jewelry operations will not, involve sophisticated computer applications; therefore, management does not expect that the Company will have any significant costs or problems related to "Year 2000 Issues" (issues with respect to possible errors or computer failures by or at the Year 2000). If the Cortina lease rights are purchased, the Company will be operating a

20 room motel, a restaurant, a ski school and ski rental shops. Management has not made any assessment of any Year 2000 Issues that may arise from future ski resort operations.

Effects of acquisition of PCC and transfer of control of the Company:

     Since the acquisition of PCC and certain other concurrent transactions resulted in the transfer of an approximate 81.5% controlling interest in the Company to BBS Holdings, the acquisition of PCC by the Company will be treated as a purchase business combination, effective as of May 28, 1998, that management believes will have to be accounted for as a "reverse acquisition" in which the Company will be the legal acquirer and PCC will be the accounting acquirer. Accordingly, the assets and liabilities of PCC will be accounted for at their historical carrying values and the assets and liabilities of the Company will be valued at their fair values as of May 28, 1998 with the excess of BBS Holdings' cost over the fair value of the Company's assets, if any, allocated to goodwill. In addition, the historical consolidated statements of operations issued subsequent to May 28, 1998 will include the consolidated results of operations of PCC and the Company for any portion of the period subsequent to May 28, 1998, but only the consolidated results of operations of PCC for any portion of the period prior to May 28, 1998; therefore, the consolidated statements of operations in future reports may not be comparable to those included in prior reports issued by the Company.

ITEM 7. FINANCIAL STATEMENTS

     See attached financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 24, 1998, the Company and Richard A. Eisner & Company, LLP mutually agreed that Richard A. Eisner & Company, LLP would no longer be the Company's auditors. The dismissal of Richard A. Eisner & Company, LLP was not due to any discrepancies or disagreements between the Company and Richard A. Eisner & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and Richard A. Eisner & Company, LLP's report on the financial statements for the fiscal year ended March 31, 1997, dated April 30 and May 21, 1997, did not contain any adverse opinions or disclaimers of opinion. Nor was such report modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and any subsequent interim period through the date of Richard A. Eisner & Company, LLP's dismissal, the Company and Richard A. Eisner & Company, LLP had no disagreements or "reportable events."

     The Company's Board of Directors approved the acceptance of Richard A. Eisner & Company, LLP's release.

     On April 30, 1998, the Company's Board of Directors approved the engagement of J.H. Cohn LLP as its principal accountant to audit its and its subsidiaries' financial statements as of and for the fiscal year ended March 31, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         The executive Officers and Directors of the Company are as follows:

      NAME                  AGE                POSITION
      ----                  ---                --------

 Herbert  P. Marks          66        President, Chief Executive Officer,
                                       and Director

 Russell C. Murawski        49        Chief Financial Officer and Treasurer

 Daniel Catalfumo           41        Chief Operating Officer and Director

 Anthony DiMatteo           47        Executive Vice President of Sales
                                       and Marketing and Director

 Richard Rosso              41        Executive Vice President of Entertainment,
                                       Secretary, and Director

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

     Herbert P. Marks was elected as a Director and appointed as President and Chief Executive Officer of the Company in May 1998. Since March 1997, Mr. Marks has run The Marks Group, L.L.C. a firm created by Mr. Marks to offer consulting services to lending institutions and businesses. The services offered by The Marks Group, L.L.C. include financial and management consulting, loan restructuring and placement, cash control, asset liquidation, collateral evaluations, asset monitoring support, on-site field examinations, and the liquidation of assets securing loans. From July 1993 to March 1997 Mr. Marks was the Director of Marketing in charge of new business development for Century Business Credit Corp. Mr. Marks shall devote 90% of his business time to the affairs of the Company.

     Russell C. Murawski was appointed Chief Financial Officer and Treasurer in May 1998. Since 1993, Mr. Murawski has been President of Princeton Business Consultants, Inc., a capital, banking, and financial consulting company, which he founded. Mr. Murawski shall devote 90% of his business time to the affairs of the Company.

     Daniel Catalfumo has been a Director of the Company since its inception in 1993. From the Company's inception until May 1998, he was also the Company's Chief Executive Officer and President. In May 1998, upon the appointment of Herbert P. Marks as President, Mr. Catalfumo was named Chief Operating Officer and Executive Vice President. From 1982 to November 1994, Mr. Catalfumo was the sole shareholder, Officer, and Director of Professional Tile Contracting Co., a tile contracting company located in Brooklyn, New York.

     Anthony DiMatteo was elected as a director of the Company and appointed Executive Vice President of Sales and Marketing in May 1998. Since 1972, Mr. DiMatteo served as Executive Vice President of Sales and Marketing for Four Color Litho, Inc., a lithograph plating facility servicing the financial and commercial printing community of New York and New Jersey. From 1992 to 1995, Mr. DiMatteo also served as a director of Leadville Milling & Mining Corp., a Colorado based gold and silver mining company. Mr. DiMatteo voluntarily resigned his directorship in 1995. Mr. DiMatteo shall devote 90% of his business time to the affairs of the Company.

     Richard Rosso has been the Secretary and a Director of the Company since its inception in 1993. From the Company's inception until May 1998, he was also Treasurer. In May 1998 he was appointed Executive Vice President of Entertainment and Administrative Coordinator. From 1983 to November 1994, Mr. Rosso was the owner of Dynamic Dental Labs located in Brooklyn, New York. Mr. Rosso operated Dynamic Dental Labs, which serviced over 1,000 area dentists for over ten years.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and any persons who beneficially own more than ten (10%) percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. No person who, during the year ended March 31, 1998, was a Director, Officer, or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 ("the Act") failed to file on a timely basis reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon the Company's review, during the most recent fiscal year, of (i) Forms 3 and 4 as furnished to the Company under Rule 16a-3(d) under the Act; (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year; and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(6) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 1998, 1997, and 1996 to each of the named Executive Officers of the Company.

                           Summary Compensation Table
                               Annual Compensation

                                                 Annual Compensation                                 Long-Term Compensation

                                                                                                    Restricted      Shares
Name and Principal            Year End                                         Other Annual           Stock       underlying
Position                      March 31        Salary ($)       Bonus ($)       Compensation ($)      Award(s)($)   Options (#)
--------                      --------        ----------       ---------       ----------------      -----------   -----------
Daniel Catalfumo                 1998         121,000         $ 1,000(1)         $12,000(2)         $18,700(3)         --
President and                    1997         110,000         $ 1,000(1)         $12,000(2)                        30,000(4)
 Director                        1996          75,489

Richard Rosso                    1998         121,000         $ 1,000(1)         $12,000(2)         $18,700(3)         --
 Vice President, Sec.,           1997         110,000         $ 1,000(1)         $12,000(2)                        30,000(4)
 Treas., and Director            1996          86,553

----------
(1) In December 1996, and December 1997, the Company issued a $1,000 cash bonus to each Officer. The Company did not meet the financial requirements for bonuses to be issued under their employment agreements.

(2) The Company leases automobiles, at approximately $1,000 per month for Messrs. Catalfumo and Rosso.

(3) On December 20, 1997, the Company granted Messrs. Catalfumo and Rosso 100,000 shares of restricted Common Stock. The value of such stock on that date was ($.187), as reported by a market maker on December 17, 1997, the most recent day prior to December 20th on which the Company's securities traded.

(4) In December 1996, the Company granted Messrs. Catalfumo and Rosso options each to purchase 5,000 shares of the Company's Common Stock at an exercise price of $0.62 per share. In March 1997, the Company granted Messrs. Catalfumo and Rosso options each to purchase 25,000 shares of the Company's Common Stock at an exercise price of $0.69 per share. Such options were voluntarily cancelled in June 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

===================================================================================================================
                                                 Individual Grants
===================================================================================================================
(a)                             (b)                       (c)                  (d)                  (e)

                                                          % of Total
                                # of Securities           Options/SAR's
                                underlying                Granted to           Exercise or
                                Options/SAR's Granted     Employees    in      Base                 Expiration Date
Name                                                      Fiscal Year          Price ($/SH)
-------------------------------------------------------------------------------------------------------------------
Richard Rosso                     25,000(1)                    50%                $.69                  03/31/02
                                   5,000(1)                                       $.62                  12/30/01
===================================================================================================================
Daniel Catalfumo                  25,000(1)                    50%                $.69                  03/31/02
                                   5,000(1)                                       $.62                  12/30/01
===================================================================================================================

(1)  In June 1998, these options were voluntarily cancelled.


     The following table contains information with respect to employees of the Corporation concerning options held as of March 31, 1997.


               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

===================================================================================================================
(a)                             (b)                 (c)                  (d)                    (e)
-------------------------------------------------------------------------------------------------------------------
                                                                                                Value of
                                                                         Number of              Unexercised
                                                                         Unexercised            In-The-Money
                                                                         Options/SAR's at       Options/SAR's
                                Shares Acquired on                       FY-End (#)             at FY-End ($)
                                Exercise (#)        Value Realized ($)   Exerciseable/          Exerciseable/
Name                                                                     Unexerciseable         Unexerciseable (1)
-------------------------------------------------------------------------------------------------------------------
                                                                         25,000/0(2)              0/0
Richard Rosso                         --                     --           5,000/0(2)            350/0
===================================================================================================================
                                                                         25,000/0(2)              0/0
Daniel Catalfumo                      --                     --           5,000/0(2)            350/0
===================================================================================================================

(1) Based upon the closing price for the Common Stock on March 31, 1997 ($.69), as reported by a market maker.

(2)  In June 1998, these options were voluntarily cancelled.

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

     In December 1997, the Company entered into a consulting agreement with Herbert P. Marks and Russell C. Murawski to provide financial and management advice and counsel to the Company. Through June 15, 1998, the Company compensated Messrs. Marks and Murawski $45,000 and $9,182, respectively, under the agreement. Subsequent to the agreement, Messrs. Marks and Murawski were named as Officers of the Company. Accordingly, the consulting agreement was terminated in June 1998. Beginning July 1998, the Company will commence compensating Messrs. Marks and Murawski for their services to the Company through an annual salary.

1995 Senior Management Incentive Plan

     In February 1995, the Board of Directors adopted the Senior Management Incentive Plan ("the Management Plan") which was adopted by shareholder consent. The Management Plan provides for the issuance of up to 150,000 shares of the Corporation's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive Officers and other key employees of the Company.

     The adoption of the  Management  Plan was prompted by the Company's  desire
(i) to attract and retain qualified personnel, whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential, by encouraging those persons to acquire equity in the Corporation; and (ii) to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive Officers, key employees, and consultants without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executives, key employees, and consultants a personal interest in the Company's growth and success through the grant of stock options and/or other rights pursuant to the Management Plan. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, President, and Vice President of the Company), key employees, and consultants who perform services of special importance to the Company will be eligible to receive compensation under the Management Plan. As of the date hereof, the Company's Officers and Directors number only five: Messrs. Catalfumo, DiMatteo, Marks, Murowski, and Rosso.

     A total of 150,000 shares of Common Stock had been reserved for issuance under the Management Plan. Also pursuant to the Management Plan, options to purchase an aggregate of 30,000 shares were granted to each of Messrs. Catalfumo and Rosso in December 1996 and March 1997. In June 1998, these options were voluntarily terminated. It is anticipated that awards made under the Management Plan will be subject to three year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at June 30, 1998 with respect to the beneficial ownership of Common Stock held by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each Director; and (iii) by all Officers and Directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed:

Title               Name and Address                        Amount and Nature                  Percentage of
of Class           of Beneficial Owner                   of Beneficial Ownership (1)             Class (2)
--------           -------------------                   ---------------------------             ---------
common            Daniel Catalfumo (3)                              151,365                         1.5%
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            Richard Rosso (4)                                   6,278                         *
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            Herb Marks                                              0                         *
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            Anthony DiMatteo (5)                                    0                         *
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            BBS Holdings, LLC                               8,152,000                        81.6%
stock             c/o Fun Tyme Concepts, Inc.
                  290 Wild Avenue
                  Staten Island, New York 10314

common            All Officers and Directors                        157,643                         1.6%
stock             as a group (5 persons) (3)-(5)

*    Less than 1%

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or group.

(2) The "Percentage Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company, and (ii) the number of shares of Common Stock that such person has the right to acquire within 60 days, whether by exercise of options or warrants. The "Percentage Beneficially Owned" does not reflect shares beneficially

     (footnotes continued from previous page)

     owned by virtue of the right of any person, other than the person named and affiliates of the person, to acquire them within 60 days, whether by exercise of options or warrants.

(3) Includes an aggregate of 151,365 shares of Common Stock owned by members of Mr. Catalfumo's family, of which Mr. Catalfumo disclaims beneficial ownership. Does not include the shares owned by BBS Holdings, in which a trust of which Mr.Catalfumo is the grantor and his family is the beneficiary, owns a 10% interest.

(4) Includes 6,278 shares of Common Stock owned by Mr. Rosso's parents, of which Mr. Rosso disclaims beneficial ownership. Does not include the shares owned by BBS Holdings, in which a trust of which Mr. Rosso is the grantor and his family is the beneficiary, owns a 10% interest.

(5) Mr. DiMatteo owns 20% of BBS Holdings, the majority stockholder of the Company.

(6) Messrs. Catalfumo, Rosso & DiMatteo are managers of BBS Holdings, of which Messrs. Catalfumo and Rosso represent trusts in which they are the trustees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1998, prior to the exchange of shares in the acquisition of Play Co. Capital Corp., Daniel Catalfumo and Richard Rosso each transferred 461,000 shares of the Company's Common Stock to CAT L.L.C. and RICH L.L.C., respectively, companies formed by Daniel Catalfumo and Richard Rosso, Officers of the Company. Additionally, trusts formed by Messrs. Catalfumo and Rosso each acquired 10% of BBS Holdings, LLC upon consummation of the Acquisition and their transfer of shares of the Company's Common Stock to BBS Holdings, LLC.

     In December 1997, the Company issued 100,000 shares of Common Stock to each of Messrs. Catalfumo and Rosso as a bonus.

     In December 1996, the Company granted Messrs. Catalfumo and Rosso options each to purchase 5,000 shares of the Company's Common Stock at an exercise price of $0.62 per share. In addition, the Company issued $1,000 bonuses to each of Messrs. Rosso and Catalfumo. In March 1997, the Company granted Messrs. Catalfumo and Rosso each options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $0.69 per share. Both sets of options were exerciseable for a period of five years commencing on the date of grant. In June 1998, both sets of options were voluntarily cancelled.

     From February through April 1997, the Company repurchased an aggregate of 163,535 shares of its Common Stock at a total cost of $113,660.01. The shares were returned to treasury as authorized but unissued.

     For information on the Company's compensation arrangements, see "Employment and Consulting Agreements."

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a Form 8-K on June 12, 1998 which was amended on July 8, 1998 detailing the Company's acquisition of PCC and the rights to purchase Cortina.

     All exhibits except those designated with an asterisk (*), which are filed herewith, and those designated with two asterisks (**) which shall be filed via Form SE, have previously been filed with the Commission in connection with (i) the Company's Registration Statement on form SB-2 under File No. 33-80931-NY,
(ii) the Company's Form 10-KSB for the year ended March 31, 1997, and (iii) the Company's Form 8-K filed on June 12, 1998 and as amended on July 8, 1998 pursuant to 17 C.F.R 230.411, and are incorporated by reference herein.

 3.1      -    Certificate of Incorporation of the Company filed April 19, 1993.
               See (i) above.

 3.2      -    Certificate of Amendment to the Certificate of  Incorporation  of
               the Company filed May 19, 1995. See (i) above.

 3.2(a)   -    Certificate of Amendment to the Certificate of  Incorporation  of
               the Company dated February 7, 1996. See (i) above.

 3.3      -    By-Laws of the Company. See (i) above.

 4.1      -    Specimen of Common Stock Certificate. See (i) above.

 4.2      -    Specimen of Common Stock Purchase  Warrant  Certificate.  See (i)
               above.

 4.5      -    Form of Common Stock Purchase Warrant Agreement. See (i) above.

10.2      -    Employment Agreement of Daniel Catalfumo. See (i) above.

10.3      -    Employment Agreement of Richard Rosso. See (i) above.

10.4      -    Lease Agreement and amendments one through four thereto,  between the Company and Block 2467 Lot 1 Associates. See (i) above.

10.5      -    The Company's Senior Management Incentive Plan. See (i) above.

10.22     -    Lease Agreement by and between  Manufacturer's  Lease Company and the Company and personal  guarantees of the  Company's  officers.
               (Previously filed as Exhibit 10.2 in the Company's Form 10-KSB for the year ended March 31, 1997).

10.23     -    Lease  agreement  for  East  Brunswick   facility  and  Amendment
               thereto.  (Previously filed as Exhibit 10.3 in the Company's Form
               10-KSB for the year ended March 31, 1997). 10.23(a)* - Amendment to lease agreement for East Brunswick facility.

10.24     -    Lease Agreement for Edmonton Canada facility.  (Previously  filed as Exhibit 10.4 in the  Company's  Form 10-KSB for the year ended
               March 31, 1997).

10.25     -    Stock Purchase Agreement among Fun Tyme Concepts,  Inc.; Play Co.
               Capital  Corp.;  BBS Holdings,  LLC; the Members of BBS Holdings,
               LLC; Cat LLC; and Rich LLC. (Previously filed as Exhibit 10.5 in the Company's Form 8-K filed June 12, 1998).

10.26     -    Operating  Agreement of Prestige  Fine  Jewelry LLC.  (Previously
               filed as Exhibit  10.6 in the  Company's  Form 8-K filed June 12,
               1998).

10.27     -    Exclusive Sales Agreement  between  Prestige Fine Jewelry LLC and
               Prestige  Chain,  Inc.  (Previously  filed as Exhibit 10.7 in the
               Company's Form 8-K/A filed July 8, 1998).

10.28     -    Sales  Agreement  between  Prestige  Fine  Jewelry  LLC and  J.K.
               Limited,  Inc. (Previously filed as Exhibit 10.8 in the Company's
               Form 8-K/A filed July 8, 1998).

10.29     -    Contract to purchase  Cortina  Mountain  Ski Resort.  (Previously filed as Exhibit 10.9 in the  Company's  Form 8-K/A filed July 8,
               1998).

10.30     -    Attorney  representation  confirming  modification of Contract to purchase Cortina Mountain Ski Resort. See (iii) above

10.31**   -    Factoring Agreement with Prestige Capital Corporation.

 27.0*    -    Financial Data Schedule.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                          PAGE
                                                                          ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2/4

CONSOLIDATED BALANCE SHEET
     MARCH 31, 1998                                                       F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED MARCH 31, 1998 AND 1997                                  F-6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEARS ENDED MARCH 31, 1998 AND 1997                                  F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED MARCH 31, 1998 AND 1997                                  F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9/19




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Fun Tyme Concepts, Inc.

We have audited the accompanying consolidated balance sheet of FUN TYME CONCEPTS, INC. AND SUBSIDIARIES as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Fun Tyme of Edmonton, Inc., a wholly-owned consolidated subsidiary, which statements reflect total assets of $336,320 as of March 31, 1998 and total revenues of $253,403 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Fun Tyme of Edmonton, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fun Tyme Concepts, Inc. and Subsidiaries as of March 31, 1998, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                        J. H. COHN LLP

Roseland, New Jersey
June 11, 1998, except
  for Note 10 as to which
  the date is June 29, 1998

AUDITORS' REPORT

To the Shareholders
Fun Tyme of Edmonton, Inc.

We have audited the balance sheet of FUN TYME OF EDMONTON, INC. as of March 31, 1998, and the statements of deficit, income and changes in financial position for the eight months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Fun Tyme of Edmonton, Inc. as of March 31, 1998, and the results of its operations and the changes in its financial position for the eight months then ended in accordance with generally accepted accounting principles.


                                                GARDINER KARBANI AUDY & PARTNERS
                                                CHARTERED ACCOUNTANTS

June 11, 1998
Edmonton, Alberta

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Fun Tyme Concepts, Inc.
Staten Island, New York

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Fun Tyme Concepts, Inc. and subsidiaries for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of Fun Tyme Concepts, Inc. and subsidiaries for the year ended March 31, 1997, in conformity with generally accepted accounting principles.


                                                Richard A. Eisner & Company, LLP

New York, New York
April 30, 1997, except as
  to the second paragraph
  of Note 1 as to which the
  date is May 21, 1997

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998


                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $   639,572
    Certificate of deposit                                                     267,267
    Inventories                                                                 10,110
    Other current assets                                                        86,328
                                                                           -----------
          Total current assets                                               1,003,277

Property and equipment, net                                                  1,263,821
Due from officers                                                               57,200
Other assets                                                                    71,198
                                                                           -----------
          Total                                                            $ 2,395,496
                                                                           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                  $   114,045
    Customer deposits                                                           17,857
    Current portion of capital lease obligations                                22,602
                                                                           -----------
          Total current liabilities                                            154,504

Capital lease obligations, net of current portion                                7,886
Deferred rent                                                                   20,908
                                                                           -----------
          Total liabilities                                                    183,298
                                                                           -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share;
       500,000 shares authorized; none issued
    Common stock, par value $.001 per share, 10,000,000
       shares authorized; 2,761,965 shares issued
       and outstanding                                                           2,762
    Additional paid-in capital                                               3,954,552
    Accumulated deficit                                                     (1,745,116)
                                                                           -----------
          Total stockholders' equity                                         2,212,198
                                                                           -----------
          Total                                                            $ 2,395,496
                                                                           ===========

See Notes to Consolidated Financial Statements

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 1998 AND 1997


                                                       1998             1997
                                                       ----             ----


Revenues:
    Operating                                      $   983,633      $   744,196
    Merchandise                                        157,612          205,714
                                                   -----------      -----------
          Totals                                     1,141,245          949,910
                                                   -----------      -----------

Costs and expenses:
    Operating expenses                               1,440,052          944,906
    Cost of merchandise sold                           152,542          138,790
    Selling, general and administrative
       expenses                                        636,329          436,693
                                                   -----------      -----------
          Totals                                     2,228,923        1,520,389
                                                   -----------      -----------

Loss from operations                                (1,087,678)        (570,479)
                                                   -----------      -----------

Other income (expense):
    Interest income                                     76,750           88,403
    Realized gain on sale of marketable
       securities                                       53,233
    Interest expense                                    (7,423)         (11,892)
    Other expense                                      (19,951)         (15,725)
                                                   -----------      -----------
          Totals                                       102,609           60,786
                                                   -----------      -----------

Net loss                                           $  (985,069)     $  (509,693)
                                                   ===========      ===========

Basic net loss per share                           $      (.39)     $      (.21)
                                                   ===========      ===========

Basic weighted average common and common
    equivalent shares outstanding                    2,516,087        2,410,795
                                                   ===========      ===========



See Notes to Consolidated Financial Statements.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 1998 AND 1997

                                        Common Stock            Additional                         Treasury Stock
                                    ---------------------        Paid-In       Accumulated       --------------------
                                    Shares         Amount        Capital         Deficit         Shares         Amount      Total
                                    ------         ------        -------         -------         ------         ------      -----
Balance, April 1, 1996            1,876,000    $     1,876    $   932,189    $  (250,354)                                $   683,711

Issuance of units of
     common stock and
     warrants in initial
     public offering,
     net of registration
     costs                          800,000            800      3,101,109                                                 3,101,909

Repurchase of units                                                                             133,045   $   (89,643)      (89,643)

Net loss                                                                        (509,693)                                  (509,693)
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------

Balance, March 31, 1997           2,676,000          2,676      4,033,298       (760,047)       133,045       (89,643)    3,186,284

Repurchase of units                                                                              30,490       (24,016)      (24,016)

Effects of issuance
    of 249,500 shares to
    employees as bonus               85,965             86        (78,746)                     (163,535)      113,659        34,999

Net loss                                                                        (985,069)                                  (985,069)
                                -----------    -----------    -----------    -----------    -----------   -----------   -----------

Balance, March 31, 1998           2,761,965    $     2,762    $ 3,954,552    $(1,745,116)          --     $      --     $ 2,212,198
                                ===========    ===========    ===========    ===========    ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED MARCH 31, 1998 AND 1997

                                                                           1998           1997
                                                                       -----------    -----------
Operating activities:
     Net loss                                                          $  (985,069)   $  (509,693)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
         Depreciation and amortization                                     188,708        113,236
         Issuance of stock as compensation                                  34,999
         Deferred officers' compensation                                                  (30,257)
         Deferred rent                                                      (2,775)         1,123
         Gain on sale of marketable equity securities                      (53,233)
         Changes in operating assets and liabilities:
              Inventories                                                   21,910        (17,285)
              Other current assets                                           5,866        (64,559)
              Other assets                                                 (10,523)       (32,084)
              Accounts payable and accrued expenses                         35,952        (53,364)
              Customer deposits                                              1,827          1,022
                                                                       -----------    -----------
                  Net cash used in operating activities                   (762,338)      (591,861)
                                                                       -----------    -----------
Investing activities:
     (Increase) decrease in cash surrender value
         of officers' life insurance                                        20,146        (26,664)
     Purchase of property and equipment                                   (404,399)      (303,328)
     Advances to officers                                                  (52,200)        (5,000)
     Purchases of marketable equity securities                             (76,660)
     Proceeds from sales of marketable equity securities                   129,893
     Purchases of certificates of deposit                                 (267,267)
                                                                       -----------    -----------
                  Net cash used in investing activities                   (650,487)      (334,992)
                                                                       -----------    -----------
Financing activities:
     Proceeds from issuances of common stock                                            3,328,242
     Repayments of notes payable                                                         (200,000)
     Repayments of capital lease obligations                               (79,047)       (21,414)
     Repayments of notes payable to stockholders                                           (1,468)
     Purchases of treasury stock                                           (24,016)       (89,643)
                                                                       -----------    -----------
                  Net cash provided by (used in)
                      financing activities                                (103,063)     3,015,717
                                                                       -----------    -----------

Net increase (decrease) in cash and cash
     Equivalents                                                        (1,515,888)     2,088,864
Cash and cash equivalents, beginning of year                             2,155,460         66,596
                                                                       -----------    -----------
Cash and cash equivalents, end of year                                 $   639,572    $ 2,155,460
                                                                       ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid                                                     $     7,423    $    11,892
                                                                       ===========    ===========
     Income taxes paid                                                 $    15,849    $    10,795
                                                                       ===========    ===========

Supplemental schedule of noncash investing
     and financing activities:
     Equipment acquired through capital leases                                        $    64,870
                                                                                      ===========


See Notes to Consolidated Financial Statements.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business activities:

     Fun Tyme Concepts, Inc. and its subsidiaries (the "Company") operate children's entertainment centers in Staten Island, New York and Edmonton, Alberta, Canada for children ages two through twelve under the trade name "Fun Bubble." The Company also operates a day camp program during the summer months which includes indoor and outdoor activities for children ages three through fourteen.

     In May 1997, a subsidiary of the Company entered into a lease agreement with the landlord of a facility in Edmonton, Canada and acquired $36,000 of assets for a children's entertainment center to be located at that facility.

     The Edmonton facility was opened in August 1997. As of March 31, 1998, the Company was renovating a facility it is leasing in East Brunswick, New Jersey which it expects to open during fiscal 1999.

Note 2 - Summary of significant accounting policies:

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Principles of consolidation:

     The consolidated financial statements include the accounts of Fun Tyme Concepts, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

     Inventories:

     Inventories, which consist of food, beverage and souvenir items sold at the Company's entertainment centers, are valued at the lower of cost (first-in, first-out basis) or market.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

     Property and equipment:

     Property and equipment are carried at cost. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the improvements.

     Revenue recognition:

     Customer deposits for parties are recorded as liabilities when received. Revenue is recognized when the event occurs.

     Advertising:

     The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during 1998 and 1997.

     Income taxes:

     The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Foreign currency translation and transactions:

     The financial statements of the Company's foreign subsidiary are translated into U.S. dollars using exchange rates in effect at the end of each period for assets and liabilities and the weighted average exchange rate during each period for revenue and expense accounts. If material, the resulting translation adjustments are included as a separate component of stockholders' equity. Net gains or losses resulting from foreign currency transactions are included in the results of operations in the period in which they are incurred. Cumulative translation adjustments as of March 31, 1998 and translation adjustments and transaction gains during 1998 were not material.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued):

     Stock options:

     In accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied, if such amounts differ materially from the historical amounts.

     Earnings (loss) per share:

     Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the presentation of "primary" and "fully-diluted" earnings
     (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

     Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants, were issued during the period.

                     FUN TYME CONCEPTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):

     Earnings (loss) per share (concluded):

     Since the Company had losses applicable to common stock in 1998 and 1997, the assumed effects of the exercise of outstanding stock options and warrants were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations. In addition, the basic per share and weighted average share amounts presented in the accompanying 1997 consolidated statement of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

     In accordance with the rules promulgated by the Securities and Exchange Commission, the weighted average number of common shares outstanding used in the computation of basic loss per share in 1997 include all shares issued during the period from April 1, 1996 to August 15, 1996, the date of the consummation of the Company's initial public offering (the "IPO") as if such shares had been outstanding as of April 1, 1996 (see Note 8).

     Other recent accounting pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending March 31, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about its components. Management believes that the adoption of SFAS 130 will not have a material impact on the disclosures made by the Company. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

     Reclassifications:

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentations.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property and equipment:

     Property and equipment at March 31, 1998 consisted of the following:

                                               Estimated
                                                Useful
                                                 Lives                  Amount
                                                 -----                  ------
      Buildings (air structures)                16 years            $  231,928
      Equipment                                3-5 years               813,629
      Furniture and fixtures                     7 years                29,317
      Leasehold improvements (a)             15-16 years               623,892
                                                                    ----------
                                                                     1,698,766
      Less accumulated depreciation
          and amortization                                             434,945
                                                                    ----------
              Total                                                 $1,263,821
                                                                    ==========

     (a) Includes approximately $148,000 attributable to the renovations in progress at March 31, 1998 at the Company's East Brunswick facility.

Note 4 - Due from officers:

     The balance of $57,200 due from officers at March 31, 1998 bears interest at 6% and is payable on June 11, 2002. Interest earned by the Company on these loans was not material in 1998 and 1997.

Note 5 - Credit facility:

     At March 31, 1998, the Company was able to borrow up to $250,000 under an unused line of credit provided by a financial institution pursuant to an agreement that expires on August 1, 1998. Any future borrowings will bear interest at the financial institution's prime rate and will be secured by the Company's certificate of deposit which matures on October 17, 1998. The certificate of deposit had a carrying value of $267,267 at March 31, 1998.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Commitments and contingencies:

     Leases:

     The Company has operating leases for its children's entertainment centers which expire at various dates through April 17, 2008, some of which have renewal options. The Company is responsible for the costs of property taxes, maintenance and insurance under the leases.

     Future minimum lease payments, including expected renewal options, under noncancelable operating lease agreements in years subsequent to March 31, 1998 are as follows:

     Year Ending
      March 31,                                                       Amount
      ---------                                                       ------
         1999                                                      $  288,621
         2000                                                         348,505
         2001                                                         356,222
         2002                                                         360,828
         2003                                                         370,073
         Thereafter                                                 4,827,775
                                                                   ----------

           Total                                                   $6,552,024
                                                                   ==========

     Rent expense for 1998 and 1997 was $165,758 and $98,603, respectively.

     The Company also leases automobiles under capital leases. The Company's obligations under such leases as of March 31, 1998 were immaterial.

     Litigation:

     During 1997, the Company accrued a liability of $75,000 in connection with an action brought by a lessor. The action was settled without any additional material effect in 1998.

     Concentrations of credit risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and certificates of deposit. The Company maintains its cash in bank deposit accounts the balances of which, at times, may exceed Federally insured limits. Exposure to credit risk is reduced by placing such deposits with and purchasing certificates of deposit from high quality financial institutions.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income taxes:

     At March 31, 1998, the Company had net operating loss carryforwards available of approximately $1,856,000 for Federal, state and local income tax purposes, which expire at various dates through 2012. The Internal
     Revenue Code limits the amounts of net operating loss carryforwards available to a corporation following a change of more than 50% in its ownership over a three year period. As a result of the consummation of the Company's initial public offering in fiscal 1997, its repurchases of common stock in fiscal 1997 and 1998 and certain changes in its ownership in fiscal 1999 (see Note 10), the Company may be subject to substantial limitations on the utilization of its net operating loss carryforwards.

     At March 31, 1998, the Company had net deferred tax assets of approximately $875,000 attributable primarily to the potential benefits from its net operating loss carryforwards. However, the net deferred tax assets have been fully reserved as a result of the uncertainties as to their future use arising from the possible limitations described above and the lack of a historical taxable income stream.

     As a result of the availability of the net operating loss carryforwards and the uncertainties related to their utilization, the Company had no provision or credit for income taxes in 1998 and 1997. A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate follows:

                                                            1998          1997
                                                            ----          ----

     Credit at Federal statutory rate                       (34)%         (34)%
     Increase in taxes resulting from
         increase in valuation reserve                       34            34
                                                            ---           ---

             Totals                                         -- %          -- %
                                                            ===           ===

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity:

     Private placement and initial public offering:

     As of April 1, 1996, the Company had 1,500,000 warrants outstanding which had been sold to a single securityholder (the "Original Warrantholder") as part of a private placement of securities. On August 15, 1996, the Company completed the IPO pursuant to which a total of 1,250,000 units were sold by the Company and certain selling securityholders, with each unit comprised of one share of common stock and one warrant to purchase one share of common stock. Of the 1,250,000 shares of common stock sold through the IPO, 800,000 shares were sold by the Company. Net proceeds received by the Company as a result of such sale totaled $3,101,909. All of the 1,250,000 warrants sold through the IPO were sold by the Original Warrantholder and not the Company; as a result, 1,500,000 warrants remained outstanding after the IPO.

     Each warrant entitles the registered holder thereof to purchase one share of common stock at a price of $5.25 per share at any time through October 27, 2001. The warrants are redeemable by the Company at any time upon 30 days' notice at a redemption price of $.05 per warrant, provided that the closing bid quotation of the common stock for at least 30 consecutive trading days ending on the third day prior to the date of which the Company gives notice has been at least 170% of the exercise price of the warrants being redeemed.

     As a result of the repurchases of 133,045 and 30,500 units in 1998 and 1997, respectively, 1,336,455 shares of common stock were reserved for issuance upon the exercise of the warrants that remained outstanding at March 31, 1998 (see Note 10).

     Senior Management Incentive Plan:

     In 1995, the Board of Directors and stockholders of the Company approved the Senior Management Incentive Plan (the "Management Plan") which provides for the issuance of up to 150,000 shares of common stock through grants of stock options and other stock purchase rights to executive officers and other key employees of the Company and certain consultants to the Company.

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (concluded):

     Senior Management Incentive Plan (concluded):

     In December 1995, the Company awarded 15,000 restricted shares of common stock, which became fully vested in fiscal 1998, to a consultant pursuant to the Management Plan (the consultant, who was, at that time, also a director of the Company, was not required to make any payment to the Company for such shares).

     The Company granted options to two executive officers to purchase a total of 10,000 shares of common stock at $.62 per share on December 30, 1996 and 50,000 shares of common stock at $.69 per share on March 31, 1997 which are exercisable at any time for a period of five years from the date of grant. The exercise prices were equal to the fair market value on the date of grant. At March 31, 1998, the options remained outstanding and exercisable and had a weighted average exercise price of $.67 per share.

     Since the Company has elected to continue to use the provisions of APB 25 in accounting for its stock options and the exercise price of all of the options granted in 1997 were equal to the fair market value at the date of grant, no earned or unearned compensation cost was recognized in the accompanying consolidated statements of operations for the stock options granted in 1997.

     If compensation cost for the stock options granted in 1997 had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123, the Company's pro forma net loss and net loss per share would equal the historical amounts of $985,069 and $.39 per share in 1998 and would have been $513,793 and $.21 compared to the historical amounts of $509,693 and $.21 per share in 1997. The fair value of the options granted during 1997 were estimated at $.07 on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%; expected volatility of 75%, risk-free interest rate of 6.04% and expected life of two years.

     As of March 31, 1998, there were 60,000 shares of common stock reserved for issuance upon the exercise of outstanding options and 75,000 shares reserved for issuance based on additional awards that may be made under the Management Plan (see Note 10).

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Foreign operations:

     The consolidated financial statements include the following approximate amounts applicable to the Company's Canadian subsidiary as of and for the year ended March 31, 1998 (see Note 1):

     Total assets                                                    $337,000
     Total liabilities                                               (403,000)
                                                                     --------
     Net liabilities                                                 $(66,000)
                                                                     ========
     Total revenues                                                  $253,000
                                                                     ========
     Net loss                                                        $(66,000)
                                                                     ========

Note 10- Subsequent events:

     On May 28, 1998, BBS Holdings, LLC ("BBS Holdings") obtained control of the Company by acquiring 8,152,000 of the outstanding shares (or approximately 81.5%) of the Company's common stock. The Company issued 7,230,000 shares of its common stock directly to BBS Holdings in exchange for 100% of the outstanding shares of the common stock of Play Co. Capital Corp. ("PCC"). PCC owns (i) a 50% interest in Prestige Fine Jewelry, LLC ("Prestige") and
     (ii) all rights, title and interest to a contract (the "Contract") to purchase a lease and certain real and personal property incorporated in the Cortina Valley Ski Resort in Haines Falls, New York ("Cortina"). Prestige was formed on April 6, 1998 to become the exclusive marketing representative for a manufacturer of gold and certain other jewelry. Cortina is a ski resort in upstate New York that had been operating but was closed during the 1997/1998 ski season.

     Since the acquisition of PCC and certain other concurrent transactions resulted in the transfer of an approximate 81.5% controlling interest in the Company to BBS Holdings, the acquisition of PCC by the Company will be treated as a purchase business combination, effective as of May 28, 1998, that management believes will have to be accounted for as a "reverse acquisition" in which the Company will be the legal acquirer and PCC will be the accounting acquirer. Accordingly, the assets and liabilities of PCC will be accounted for at their historical carrying values

                    FUN TYME CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Subsequent events (concluded):

     and the assets and liabilities of the Company will be valued at their fair values as of May 28, 1998 with the excess of BBS Holdings' cost over the fair value of the Company's assets, if any, allocated to goodwill. In addition, the historical consolidated statements of operations issued subsequent to May 28, 1998 will include the consolidated results of operations of PCC and the Company for any portion of the period subsequent to May 28, 1998, but only the consolidated results of operations of PCC for any portion of the period prior to May 28, 1998; therefore, the consolidated statements of operations in future reports may not be comparable to those included in prior reports issued by the Company.

     As a result of the issuance of its shares in exchange for the shares of PCC, the Company will not have a sufficient number of authorized shares to enable it to issue additional shares upon the exercise of outstanding options and warrants until its stockholders approve an increase in the number of shares authorized for issuance. On June 29, 1998, the executive officers of the Company that held options to purchase a total of 60,000 shares of the Company's common stock agreed to allow the Company to cancel those options.


                                      * * *

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of July 1998.


                               FUN TYME CONCEPTS, INC.


                      By:      /s/ Herbert P. Marks
                               -----------------------------------------------
                               Herbert P. Marks
                               President, Chief Executive Officer, and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Herbert P. Marks           President, Chief Executive Officer,       07/8/98
--------------------------     and Director                                Date
Herbert P. Marks


/s/ Daniel Catalfumo           Chief Operating Officer, Executive        07/8/98
--------------------------     Vice President, and Director               Date
Daniel Catalfumo


/s/ Russell Murowski           Chief Financial Officer and Treasurer     07/8/98
--------------------------                                                 Date
Russell Murowski

/s/ Richard Rosso              Executive Vice President, Secretary,      07/8/98
--------------------------     and Director                                Date
Richard Rosso


/s/ Anthony DiMatteo           Executive Vice President and Director     07/8/98
--------------------------
Anthony DiMatteo                                                           Date