Form 10QSB
period 1998-06-30
FUN TYME CONCEPTS INC
filed 1998-11-23
CIK 944897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-27542

                            DIVERSICON HOLDINGS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                                      11-3157259
         (State or Other Jurisdiction of                               (IRS Employer Identification No.)
         Incorporation or Organization)

                 290 Wild Avenue, Staten Island, New York 10314
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 477-2733
                (Issuer's Telephone Number, Including Area Code)

                             FUN TYME CONCEPTS, INC.
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.001 per share: 2,497,991 shares outstanding as of November 12, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)



                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                                                           Page Number

Item 1.            FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 1998 AND MARCH 31, 1998 (UNAUDITED)                                                         2

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)                                                3

                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                   EQUITY THREE MONTHS ENDED JUNE 30, 1998 (UNAUDITED)                                                  4

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)                                                5

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                     6-10

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS             11-12

PART II.           OTHER INFORMATION                                                                                    13


Item 1.            LEGAL PROCEEDINGS                                                                                    13

Item 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            13

Item 3.            DEFAULTS UPON SENIOR SECURITIES                                                                      13

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                13-14

Item 5.            OTHER INFORMATION                                                                                    14

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                     14

                   Signatures                                                                                           15

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND MARCH 31, 1998
                                   (Unaudited)

                                                                                                 June 30,        March 31,
                                             ASSETS                                               1998             1998
                                             ------                                          -----------      --------------

Current assets:
    Cash and cash equivalents                                                               $     96,169      $   639,572
    Certificate of deposit                                                                                        267,267
    Advances to equity investee                                                                  250,000
    Notes receivable from loans to:
       Officers                                                                                   65,000
       Others                                                                                     49,000
    Other current assets                                                                          56,768           96,438
                                                                                           -------------    -------------
          Total current assets                                                                   516,937        1,003,277

Property and equipment, net                                                                    1,481,750        1,263,821
Option to acquire property                                                                     4,065,000
Investment in equity investee                                                                    282,000
Other advances to officers                                                                        52,200           57,200
Other assets                                                                                     119,442           71,198
                                                                                            ------------    -------------

          Totals                                                                              $6,517,329       $2,395,496
                                                                                              ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                    $   318,773      $   136,647
    Customer deposits                                                                             83,986           17,857
    Notes payable                                                                                165,000
                                                                                            ------------
          Total current liabilities                                                              567,759          154,504
Other liabilities                                                                                 23,222           28,794
                                                                                           -------------    -------------
          Total liabilities                                                                      590,981          183,298
                                                                                            ------------     ------------

Stockholders' equity:
    Preferred stock, par value $.01 per share; 500,000 shares
       authorized; none issued                                                                    -                -
    Common stock, par value $.001 per share; 50,000,000 and
       10,000,000 shares authorized; 2,497,991 and 2,761,965
       shares issued and outstanding                                                               2,498            2,762
    Additional paid-in capital                                                                 8,463,816        3,954,552
    Accumulated deficit                                                                       (2,539,966)      (1,745,116)
                                                                                             -----------      -----------
          Total stockholders' equity                                                           5,926,348        2,212,198
                                                                                             -----------      -----------

          Totals                                                                              $6,517,329       $2,395,496
                                                                                              ==========       ==========


  The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                                                                 1998              1997
                                                                                               ----------         -------

Revenues                                                                                      $  331,782       $  203,381
                                                                                              ----------       ----------

Costs and expenses:
    Operating expenses                                                                           338,310          256,344
    Selling, general and administrative expenses                                                 473,252           69,630
                                                                                             -----------     ------------
       Totals                                                                                    811,562          325,974
                                                                                             -----------      -----------

Loss from operations                                                                            (479,780)        (122,593)
                                                                                             -----------      -----------

Other income (expense):
    Interest income                                                                               16,441           27,897
    Interest expense                                                                              (4,511)          (2,011)
    Charge for officers= compensation paid by parent company                                    (327,000)
                                                                                              ----------
       Totals                                                                                   (315,070)          25,886
                                                                                              ----------       ----------

Net loss                                                                                      $ (794,850)      $  (96,707)
                                                                                              ===========      ===========

Basic net loss per share                                                                      $(.58)            $(.15)
                                                                                              =====             =====

Basic weighted average common and common equivalent
    shares outstanding                                                                         1,365,821          628,870
                                                                                              ==========        =========



  The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)



                                                                           Addi-
                                                                          tional             Accum-
                                               Common Stock               Paid-in            ulated
                                          Shares          Amount          Capital            Deficit              Total

Balance, April 1, 1998                   2,761,965        $2,762          $3,954,552         $(1,745,116)       $2,212,198

Issuance of shares to
    acquire business                     7,230,000         7,230           4,174,770                             4,182,000

Contribution to capital
    arising from officers'
    compensation effectively
    paid by parent company                                                   327,000                               327,000

Effects of 1 for 4 reverse
    stock split                         (7,493,974)       (7,494)              7,494

Net loss                                                                                        (794,850)         (794,850)


Balance, June 30, 1998                   2,497,991        $2,498          $8,463,816         $(2,539,966)       $5,926,348
                                         =========        ======          ==========         ===========        ==========


  The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                                                                 1998           1997
                                                                                               ----------     ---------

Operating activities:
    Net loss                                                                                   $(794,850)    $    (96,707)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                              50,798           30,609
       Charge for officers' compensation paid by parent company                                                   327,000
       Changes in operating assets and liabilities:
          Other current assets                                                                    39,670           (2,778)
          Other assets                                                                           (48,244)         (17,760)
          Accounts payable and accrued expenses                                                  182,126          (70,679)
          Customer deposits                                                                       66,129           57,261
                                                                                             -----------    -------------
              Net cash used in operating activities                                             (177,371)        (100,054)
                                                                                              ----------     ------------

Investing activities:
    Redemption of certificate of deposit                                                         267,267
    Short-term loans to officers and others                                                     (114,000)
    Purchases of property and equipment                                                         (268,727)        (250,306)
    Advances to equity investee                                                                 (250,000)
    Repayment of other advances to officers                                                        5,000
                                                                                            ------------
              Net cash used in investing activities                                             (360,460)        (250,306)
                                                                                              ----------     ------------

Financing activities:
    Repayments of capital lease obligations                                                       (5,572)          (4,879)
    Purchases of treasury stock                                                                                   (24,017)
                                                                                        ----------------    -------------
              Net cash used in financing activities                                               (5,572)         (28,896)
                                                                                            ------------    -------------

Decrease in cash and cash equivalents                                                           (543,403)        (379,256)

Cash and cash equivalents, beginning of period                                                   639,572        2,155,460
                                                                                              ----------      -----------

Cash and cash equivalents, end of period                                                      $   96,169       $1,776,204
                                                                                              ==========       ==========

Supplemental disclosures of cash flow information:
    Interest paid                                                                            $     4,511    $       2,011
                                                                                             ===========    =============

    Income taxes paid                                                                                       $       1,404
                                                                                                            =============

  The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
              (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business activities:

               As of June 30, 1998, Diversion Holdings Corporation (formerly Fun Tyme Concepts, Inc.) and its subsidiaries (the "Company") were operating two children's entertainment centers in Staten Island, New York and Edmonton, Alberta, Canada for children ages two through twelve. The Company also operates a day camp program at its Staten Island facility during the summer months which includes indoor and outdoor activities for children ages three through 14. The Edmonton facility was opened in August 1997. The Company was also renovating a facility it is leasing in East Brunswick, New Jersey, which is expects to open in the last half of fiscal 1999.

               In concurrent transactions during May 1998, the Company became an 81.6%-owned subsidiary of BBS Holdings, LLC ("BBS Holdings") and acquired 100% of the outstanding shares of common stock of Resource Marketing, Inc. (formerly Play Co. Capital Corp.) ("RMI") from BBS Holdings. As of the date of acquisition, RMI held a 50% interest in a company that had commenced sales of jewelry in April 1998 and held an option to acquire the facilities comprising an inactive ski resort (see Note 4).

Note 2 Basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1998, and its results of operations and cash flows for the three months ended June 30, 1998 and 1997. Information included in the consolidated balance sheet as of March 31, 1998 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 (the "10-KSB") previously filed with the United States Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

               The results of the Company's operations for the three months ended June 30, 1998 are not necessarily indicative of its results of operations for the full year ending March 31, 1999.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 Earnings (loss) per share:

               Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in
          Note 2 of the notes to the audited consolidated financial statements of the Company.

               Since the Company had losses applicable to common stock in the three months ended June 30, 1998 and 1997, the assumed effects of the exercise of outstanding stock options and warrants were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations. In addition, the basic per share and weighted average share amounts presented in the accompanying 1997 unaudited condensed consolidated statement of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

               All references to numbers of shares and per share amounts in these notes and, where appropriate the accompanying financial statements have been retroactively restated for a one for four reverse stock split, approved by the Company's shareholders on August 18, 1998 (see Note 6).

Note 4 Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company:

               The Company became an 81.6%-owned subsidiary of BBS Holdings and acquired 100% of the outstanding shares of common stock of RMI from BBS Holdings as a result of the transactions described below that took place pursuant to the stock purchase agreement dated and effective as of May 28, 1998 (the "Agreement").

               BBS Holdings received a total of 230,500 shares of common stock of the Company, or approximately 33.4% of the Company's 690,500 common shares outstanding prior to the Agreement, from two companies, each of which was wholly-owned by two directors of the Company, who also serve as executive officers of the Company, in exchange for an aggregate 20% interest in BBS Holdings.

               The Company issued 1,807,500 shares of its common stock directly to BBS Holdings in exchange for 100% of the outstanding shares of the common stock of RMI, which increased the number of shares held by BBS Holdings to 2,038,000 shares, or approximately 81.6% of the 2,498,000 shares of the Company's common stock outstanding after the transactions on May 28, 1998.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company (continued):

               As of May 28, 1998, RMI owned (i) all rights, title and interest to a contract (the "Contract") to purchase lease rights and certain real and personal property comprising the Cortina Mountain Ski Resort ("Cortina") for $540,000 and (ii) a 50% interest in Prestige Fine Jewelry, LLC ("Prestige"). Those assets had been transferred to BBS Holdings and RMI as initial capital contributions by certain of their members and stockholders.

               Cortina is located on approximately 300 acres in upstate New York. The ski area, which occupies approximately 106 acres, has 18 slopes/trails and a lodge with restaurant, motel and other facilities. Cortina's ski operations, which had been operating for approximately 25 years, closed during the 1996/1997 ski season and remained closed for all of the 1997/1998 ski season.

               Prestige, which was organized as a limited liability company on March 31, 1998, commenced sales of jewelry primarily made of gold in April 1998 pursuant to an operating and sales agreements with Prestige Chain, Inc. ("PCI"), an established manufacturer and wholesaler of jewelry. Prestige was formed as the exclusive marketing arm for PCI.

               The Company has accounted for the acquisition of RMI as a purchase. The 1,807,500 shares of the Company's common stock issued to BBS Holdings as consideration for the acquisition of RMI were valued at $4,182,000 of which $3,900,000 was attributable to the interest in the Contract and $282,000 was attributable to the interest in Prestige as explained below:

               The cost of the interest in the Contract is equal to the cost of $4,065,000 incurred by the member of BBS Holdings, from an affiliate of said member, to acquire the Contract on February 12, 1998; the member contributed the Contract to BBS Holdings and RMI on that date in exchange for its initial 75% interest in BBS Holdings and the assumption by BBS Holdings of a note payable in the principal amount of $165,000. The balance of the note, which bears interest at 6%, was due in June 1998 but remained unpaid as of June 30, 1998.

               The cost of the interest in Prestige is equal to the fair value of 25% of the 1,807,500 shares of common stock of the Company issued to BBS Holdings for the 100% interest in RMI based on the fair market value of $.625 per share for the Company's common stock on May 28, 1998; the member contributed its 50% interest in Prestige to BBS Holdings and RMI on February 12, 1998 in exchange for its initial 25% interest in BBS Holdings.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company (concluded):

               At the  date of  acquisition,  RMI's  only  material  assets  and liabilities were the interests in the Contract and Prestige and the note payable related to the purchase of the Contract. The acquisition of RMI by the Company in exchange for shares of common stock and the assumption of the note was a non-cash transaction that is not reflected in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended June 30, 1998.

               The Company has accounted for its 50% interest in Prestige since the acquisition pursuant to the equity method. Prestige generated approximately $355,000 of sales and broke even for its initial three months of operations through June 30, 1998 and, accordingly, the Company's proportionate share of Prestige's results of operations for the period from the date of acquisition to June 30, 1998 was immaterial. Information as to the unaudited pro forma results of operations of the Company and RMI assuming the acquisition had been consummated on April 1, 1997 has not been presented because such information would not differ materially from the information in the accompanying historical statements of operations of the Company for the three months ended June 30, 1998 and 1997.

               If the companies owned by the directors of the Company had retained the 230,500 shares of common stock of the Company they owned prior to the business combination and transferred in exchange for their 20% interest in BBS Holdings, they would have owned 9.2% of the 2,498,000 outstanding shares of the Company immediately after the acquisition; instead, as a result of the transfer of the shares to BBS Holdings, they acquired a 16.3% indirect interest in the Company as of the date of the acquisition. Accordingly, the executive officers received a premium for their shares of approximately 7% from BBS Holdings which is deemed to be compensation paid by BBS Holdings on behalf of the Company and a contribution to the Company's capital. As a result, the Company recorded a non-cash charge of $327,000 for officers' compensation in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 1998, which was equivalent to approximately 7% of the fair value of the Company's outstanding shares prior to the acquisition and the fair value of the assets acquired.

Note 5   Advances to equity investee:

               During April 1998, the Company made loans totaling $250,000 to Prestige that were outstanding as of June 30, 1998. These loans bore an interest rate of 18% per annum and were payable on demand.
          Subsequent to June 30, 1998, Prestige repaid the loan in varying installments, including a final payment in September 1998. Accordingly, the balance receivable as of June 30, 1998 was classified as a current asset in the accompanying unaudited condensed consolidated balance sheet.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6 Subsequent events:

               On August 18, 1998, the stockholders of the Company approved amendments to the Company's Certificate of Incorporation that increased the number of shares of common stock authorized for issuance by the Company from 10,000,000 to 50,000,000 shares and changed the Company's name from Fun Tyme Concepts, Inc. to Diversicon Holdings Corp. They also approved the 1 for 4 reverse stock split of the Company's outstanding shares of common stock.

               On July 27, 1998, the Company exercised its rights under the Contract and paid approximately $540,000 to the owner of the Cortina facilities for lease rights and the real and personal property comprising Cortina (see Note 4).

               On October 13, 1998, the Company borrowed $600,000 and issued a note that is secured by the Cortina facilities, bears interest at an annual rate of 13% that is payable monthly and requires the repayment of the principal balance on November 1, 2000. Simultaneously and in accordance with the terms of the note, the Company purchased certain additional real property underlying the Cortina lease, pursuant to an option contained in the lease, for $150,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Diversicon Holdings, Inc., (formerly Fun Tyme Concepts, Inc.) was incorporated in the State of New York in April 1993. The Company changed its domicile to Delaware in October 1998. Prior to May 1998, the Company's operations consisted of: (i) its Staten Island entertainment facility, (ii) its wholly-owned subsidiary, ER of Edmonton, Inc. (formerly Fun Tyme of Edmonton, Inc.), operating its
          Edmonton, Canada entertainment facility (commencing operations in August 1997), and (iii) its wholly-owned subsidiary ER of East Brunswick, Inc. (formerly Fun Tyme of East Brunswick, Inc.), which is currently developing a new entertainment facility in East Brunswick, New Jersey with a target opening date during the last quarter of fiscal 1999.

               Prior to, but in accordance with, the May 1998 acquisition of RMI, the Company reorganized its structure and transferred all of its assets in the Staten Island facility to ER of Staten Island, Inc., a newly formed wholly-owned subsidiary of Entertainment Resources, Inc. ("ERI") a newly formed wholly-owned subsidiary of the Company. In May 1998, RMI owned (i) all rights, title, and interest in the Contract to purchase Cortina for $540,000 and (ii) a 50% interest in Prestige, a gold jewelry marketing company.

               Upon the acquisition of RMI, the Company assigned all rights, title, and interest in the Contract to purchase Cortina to a newly formed wholly-owned subsidiary of ERI, ER of Tannersville, Inc. With the formation of ER of Tannersville, Inc., ERI controlled four wholly-owned subsidiaries: (i) ER of East Brunswick, Inc., (ii) ER of Edmonton, Inc., (iii) ER of Staten Island, Inc. and (iv) ER of Tannersville, Inc. In addition to ERI and its subsidiaries, the Company continued to hold its 50% interest in Prestige through RMI. Due to the Company's acquisition of RMI, the results of operations for the quarter ended June 30, 1998, are not directly comparable to the results of operations for the quarter ended June 30, 1997, which did not include the Edmonton facility, Prestige, or ER of Tannersville, Inc.

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

Results of Operations

               During the three months ended June 30, 1998, revenues of the Company were $331,782, as compared with $203,381 during the three months ended June 30, 1997. This increase was attributable partly to an increase in operating revenues at the Company's Staten Island facility and the addition of revenues from the Company's Edmonton facility which was not operating in the same period during the prior year. This increase was due to the increased volume in attendance at the facilities as well as increased attendance in the Company's Edmonton, Canada Learning Center, and Staten Island Summer Camp programs.

               Operating expenses for the three months ended June 30, 1998 increased by approximately $82,000 as compared to the expenses for the three months ended June 30, 1997. This increase was primarily due to additional operating costs incurred at the Company's Edmonton facility which was not operating in the same period during the prior year.

               Selling, general, and administrative expenses for the three months ended June 30, 1998 increased by approximately $404,000 as compared to the expenses for the three months ended June 30, 1997. Approximately $81,000 of the increase was attributable to consulting services provided by investment bankers, $122,000 to other special consulting projects, $65,000 to additional professional fees, and $47,000 to expenses incurred at the Edmonton and East Brunswick facilities. The results of the ski and jewelry operations acquired by the Company through the purchase of RMI were not material during the period from the date of acquisition through June 30, 1998.

               Interest income for the three months ended June 30, 1998 decreased by approximately $11,000 compared to the interest earned for the three months ended June 30, 1997 primarily as a result of the redemption of a certificate of deposit.

               On May 28, 1998, the Company became an 81.6% owned  subsidiary of
          BBS Holdings and acquired 100% of the outstanding shares of common stock of RMI from BBS Holdings as a result of certain exchanges of shares of common stock between the Company and BBS Holdings and certain stockholders of the Company and owners of BBS Holdings which are further described in Note 4 to the unaudited condensed consolidated financial statements included herein. The executive officers received a premium for the shares they exchanged valued at $327,000. During the three months ended June 30, 1998, the Company recorded a non-cash charge for officers' compensation in the accompanying unaudited condensed consolidated statement of operations and a capital contribution in the accompanying unaudited condensed consolidated statement of stockholders' equity of $327,000, based on the fair value of the premium.

Financial Condition

               At June 30, 1998, the Company had a working capital deficiency of $50,822 and stockholders' equity of $5,926,348. During the quarter ended June 30, 1998, the Company redeemed a certificate of deposit in the amount of $267,267. These proceeds were used to partially fund non-recurring costs in connection with the acquisition of RMI which owned, inter alia, the rights to purchase the Cortina Mountain Ski Resort. The aforementioned acquisition was effectuated on May 28, 1998 and the Company exercised its option to purchase Cortina on July 27, 1998.

               During the quarter ended June 30, 1998, the Company also purchased equipment and expended funds for leasehold improvements approximating $269,000 in connection with the East Brunswick, New Jersey location. The Company also advanced $250,000 to Prestige, a gold jewelry marketing company. The Company acquired a 50% interest in Prestige as a result of its acquisition of RMI on May 28, 1998.

               On October 13, 1998, the Company borrowed $600,000 and issued a note that is secured by the Cortina facilities, bears interest at an annual rate of 13% that is payable monthly and requires the repayment of the principal balance on November 1, 2000. Simultaneously and in accordance with the terms of the note, the Company purchased certain additional real property underlying the Cortina lease, pursuant to an option contained in the lease, for $150,000. The Company is in the process of making capital improvements to Cortina and is planning its reopening this fall. The total anticipated expenses for this phase of improvements is expected to be approximately $300,000, which has been provided by the proceeds of the aforementioned loan. To date, approximately $250,000 of these improvements have been completed.

               Management expects that the Company will need capital resources during the period from November 16, 1998 through June 30, 1999 to fund the improvements necessary to the opening of Cortina and the East Brunswick facilities, and provide working capital needed for its operations. The Company is presently seeking debt or equity financing of approximately $400,000 to $600,000, though its has not entered into any agreements to date to acquire such additional capital. Management cannot guarantee that the Company will be able to obtain such financing.

                                     PART II

Item 1                     Legal Proceedings:  None

Item 2.                    Changes in Securities and Use of Proceeds:       None

Item 3.                    Defaults Upon Senior Securities: None

Item 4.                    Submission of Matters to a Vote of Security Holders:

                  On August 18, 1998, the Company held an annual meeting of its stockholders, at which the following was voted on, as follows:

     1. The results of the proposal to elect three (3) Directors to the Company's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified are as follows:

                                            Votes Cast                              Withhold
         Nominees                               For                             Authority to Vote
         --------                           ----------                          -----------------
         Daniel Catalfumo                    9,138,598                           13,300
         Richard Rosso                       9,138,598                           13,300
         Anthony DiMatteo                    9,138,598                           13,300

     2. The proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 10 million to 50 million:

                                     Votes Cast                Votes Cast
                                        For                     Against                          Abstain
                                    ----------                 ----------                         -------
                                    9,105,648                  42,050                            4,200

     3. The proposal to amend the Company's Certificate of Incorporation to effect a change of the Company's name from Fun Tyme Concepts, Inc. to Diversicon Holdings Corp.:

                                    Votes Cast               Votes Cast
                                        For                   Against                          Abstain
                                    ----------               ----------                         -------
                                    9,131,598                 19,650                             650

     4. The proposal to reverse-split the Company's outstanding shares of Common Stock on a 1 for 4 basis;

                                    Votes Cast                Votes Cast
                                        For                    Against                          Abstain
                                    ----------                ----------                         -------
                                    9,115,598                  35,550                            750

         5. The proposal to authorize a change of the Company's domicile (state of incorporation) from New York to Delaware; and

                                    Votes Cast              Votes Cast
                                        For                  Against                            Abstain
                                    ----------               ----------                          -------
                                    8,355,674                 19,314                             400


     6. The proposal to authorize an amendment to the Company's Senior Management Incentive Plan to increase the number of shares of common stock authorized thereunder from 150,000 to 1,000,000.


                                    Votes Cast                Votes Cast
                                        For                    Against                          Abstain
                                    ----------                ----------                         -------
                                    8,273,027                 99,861                             2,500

Item 5.                    Other Information:

     a. During April 1998, the Company made 18% interest bearing advances of $250,000 to Prestige in order to enable Prestige to purchase raw materials for jewelry orders received. The loans were paid on demand and were paid in varying installments, including a final payment in September 1998.

     b. On July 27, 1998, the Company exercised its rights under the contract to purchase Cortina Mountain Ski Resort and paid approximately $540,000 to purchase the lease and certain real property included therein.

     c. In October 1998, the Company borrowed $600,000 and issued a note that is secured by the Cortina facilities, bears interest at an annual rate of 13% that is payable monthly and requires the repayment of the principal balance on November 1, 2000. Simultaneously and in accordance with the terms of the note the Company purchased certain additional real property underlying the Cortina lease, pursuant to an option contained in the lease.

Item 6.                    Exhibits and Reports on Form 8-K:

     a. The following are the Form 8-K filings since the end of the prior quarter:

               On April 2, 1998, the Company filed a Form 8-K disclosing the resignation of Moussa El-Maadawy as director of the Company.

               On May 4, 1998, the Company filed a Form 8-K disclosing the termination of its relationship with its auditors Richard A. Eisner & Company, LLP and the engagement of J.H. Cohn LLP as the Company's, new auditors. On May 13, 1998, the Form 8-K was amended.

               On June 12, 1998, the Company filed a Form 8-K disclosing its acquisition of the rights to purchase Cortina Valley Ski Area in Tannersville, New York. On July 8, 1998, the Form 8-K was amended.

               On July 30, 1998, the Company filed a Form 8-K disclosing the resignation of Herbert P. Marks as an officer and director of the Company.

         The following are the exhibits filed with this Form 10-QSB:

3.4                 -        Certificate of Merger of the Company filed October 14, 1998, as reflecting the Company's re-domicile in Delaware.
10.10               -        $600,000 promissory note issued October 13, 1998. (To be filed by amendment)


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

 Dated:     November 17, 1998

Diversicon Holdings Corp.
(formerly Fun Tyme Concepts, Inc.)



By: /s/ Daniel Catalfumo
Daniel Catalfumo, President



By: /s/ Richard Rosso
Richard Rosso, Secretary