Form 10QSB
period 1998-09-30
FUN TYME CONCEPTS INC
filed 1998-11-23
CIK 944897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 (718) 477-2733
                (Issuer=s Telephone Number, Including Area Code)

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

     State the number of shares outstanding of each of the Issuer=s classes of common equity, as of the latest practicable date: Common stock, par value $.001 per share: 2,497,991 shares outstanding as of November 12, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)



                                                       TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                                                             Page Number

Item 1.            FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND MARCH 31, 1998 (UNAUDITED)                                                      2

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)                              3

                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY SIX MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                                                                                                                          4
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)                                               5

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                        6-10

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS               11-12

PART II.           OTHER INFORMATION                                                                                      13

Item 1.            LEGAL PROCEEDINGS                                                                                      13

Item 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS                                                              13

Item 3.            DEFAULTS UPON SENIOR SECURITIES                                                                        13

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  13-14

Item 5.            OTHER INFORMATION                                                                                      14

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                       14

                   Signatures                                                                                             15

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES

               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND MARCH 31, 1998
                                   (Unaudited)


                                                                                              September 30,      March 31,
                       ASSETS                                                                      1998            1998

Current assets:


            Cash and cash equivalents .......................................................   $    25,454    $   639,572
            Certificate of deposit ..........................................................       267,267
            Notes receivable ................................................................        49,000
            Other current assets ............................................................        34,040         96,438
                                                                                                -----------    -----------
                                           Total current assets .............................       108,494      1,003,277


Property and equipment, net .................................................................     6,169,172      1,263,821


Investment in equity investee ...............................................................       282,000
Advances to officers ........................................................................        43,645         57,200

Other assets ................................................................................        72,045         71,198

                                                                                                -----------    -----------

                       TOTALS ...............................................................   $ 6,675,356    $ 2,395,496
                                                                                                ===========    ===========


                            LIABILITIES & STOCKHOLDERS' EQUITY


Current liabilities:

            Accounts payable and accrued expenses ...........................................   $   520,494    $   136,647

            Customer deposits ...............................................................        10,238         17,857
            Note payable - officer ..........................................................        60,000
            Notes payable - other ...........................................................       460,440
                                                                                                -----------    -----------
                       Total current liabilities ............................................     1,051,172        154,504

Other liabilities ...........................................................................        30,692         28,794

                                                                                                -----------    -----------
                                                                                                -----------    -----------
                       Total liabilities ....................................................     1,081,864        183,298
                                                                                                -----------    -----------


Stockholders' equity:

            Preferred stock, par value $.01 per share; 500,000 shares authorized; none issued
            Common stock,  par value $.001 per share;  50,000,000 and 10,000,000 shares authorized; 2,497,991 and 2,761,965 shares issued and outstanding


                                                                                                      2,498          2,762

            Additional paid-in capital ......................................................     8,463,816      3,954,552
            Accumulated deficit .............................................................    (2,872,822)    (1,745,116)

                                                                                                -----------    -----------
                                     Total stockholders' equity .............................     5,593,492      2,212,198
                                                                                                -----------    -----------

                       TOTALS ...............................................................   $ 6,675,356    $ 2,395,496
                                                                                                ===========    ===========


   The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES

               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                        SIX MONTHS ENDED             THREE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                         1998            1997        1998           1997

Revenues .........................................   $   678,195    $   509,927    $   346,413    $   306,546

                                                     -----------    -----------    -----------    -----------
Costs and expenses:

          Operating expenses .....................       792,076        756,888        453,766        524,692

          Selling, general and administrative exp        693,634        271,751        220,382        178,070
                                                     -----------    -----------    -----------    -----------
                              Totals .............     1,485,710      1,028,639        674,148        702,762
                                                     -----------    -----------    -----------    -----------

Loss from operations .............................      (807,515)      (518,712)      (327,735)      (396,216)
                                                     -----------    -----------    -----------    -----------
Other income (expense):
          Interest income ........................        18,009         46,517          1,568         18,717
          Interest expense .......................       (11,200)        (3,827)        (6,689)        (1,816)
          Charge for officers compensation
               paid by parent company ............      (327,000)

                                                     -----------    -----------    -----------    -----------
                              Totals .............      (320,191)        42,690         (5,121)        16,901
                                                     -----------    -----------    -----------    -----------

Net loss .........................................   $(1,127,706)   $  (476,022)   $  (332,856)   $  (379,315)
                                                     ===========    ===========    ===========    ===========

Basic net loss per share .........................   $     (0.58)   $     (0.19)   $     (0.13)   $     (0.15)
Basic weighted average common and common
          equivalent shares outstanding ..........     1,934,999      2,512,465      2,497,991      2,512,465
                                                                    ===========    ===========    ===========

   The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                       SIX MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)




                                                             Additional
                                         Common Stock          Paid-in       Accumulated
                                   Shares          Amount      Capital         Deficit         Total

Balance, April 1, 1998 ......     2,761,965    $     2,762    $ 3,954,552   $(1,745,116)   $ 2,212,198

Issuance of shares to
     acquire business .......     7,230,000          7,230      4,174,770     4,182,000


Contribution to capital
     arising from officers'
     compensation effectively
     paid by parent company .       327,000        327,000


Effects of 1 for 4 reverse
     stock split ............    (7,493,974)        (7,494)         7,494

Net loss ....................    (1,127,706)    (1,127,706)
                                -----------    -----------    -----------   -----------    -----------

Balance, September 30, 1998 .     2,497,991    $     2,498    $ 8,463,816   $(2,872,822)   $ 5,593,492
                                ===========    ===========    ===========   ===========    ===========



   The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                                      1998           1997

Operating activities:

                 Net loss ......................................................   $(1,127,706)   $  (476,022)

                 Adjustments to reconcile net loss to net cash used in
                   operating activities:
                   Depreciation and amortization ...............................       101,001         82,802


                   Charge  for  officers'  compensation  paid by parent  company
                   327,000 Changes in operating assets and liabilities:
                       Other current assets ....................................        62,398         45,267
                       Other assets ............................................          (847)       (84,069)
                       Accounts payable and accrued expenses ...................       383,847        (32,707)
                       Customer deposits .......................................        (7,619)        (7,860)
                       Other liabilities .......................................        12,348
                                                                                   -----------    -----------
                            Net cash used in operating activities ..............      (249,578)      (472,589)
                                                                                   -----------    -----------

Investing activities:

                 Redemption of certificate of deposit ..........................       267,267
                 Short-term loans ..............................................       (49,000)
                 Purchase of property and equipment ............................      (941,352)      (445,823)
                 Repayment of advances to officers .............................        13,555
                                                                                   -----------    -----------
                   Net cash used in investing activities .......................      (709,530)      (445,823)
                                                                                   -----------    -----------

Financing activities:
                 Loan from officer .............................................        60,000
                 Repayments of capital lease obligations .......................       (10,450)       (63,494)
                 Other loans ...................................................       295,440
                 Purchase of treasury stock ....................................       (24,017)
                                                                                   -----------    -----------
                   Net cash provided by (used in) financing activities .........       344,990        (87,511)
                                                                                   -----------    -----------



Decrease in cash and cash equivalents ..........................................      (614,118)    (1,005,923)
Cash and cash equivalents, beginning of period .................................       639,572      2,155,460
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $    24,454    $ 1,149,537
                                                                                   ===========    ===========


Supplemental disclosures of cash flow information:
                 Interest paid .................................................   $    11,200    $     3,827
                                                                                   ===========    ===========


                 Income taxes paid .............................................   $    22,093
                                                                                   ===========


  The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business activities:

     As of September 30, 1998, Diversion Holdings Corporation (formerly Fun Tyme Concepts, Inc.) and its subsidiaries (the ACompany@) were operating two children=s entertainment centers in Staten Island, New York and Edmonton, Alberta, Canada for children ages two through twelve. The Company also operates a day camp program at its Staten Island facility during the summer months which includes indoor and outdoor activities for children ages three through fourteen. The Edmonton facility was opened in August 1997. The Company was also renovating a facility it is leasing in East Brunswick, New Jersey, which is expects to open in the last half of fiscal 1999.

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

Note 2 Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1998, and its results of operations and cash flows for the six months ended September 30, 1998 and 1997. Information included in the consolidated balance sheet as of March 31, 1998 has been derived from the audited balance sheet in the Company=s Annual Report on Form 10-KSB for the year ended March 31, 1998 (the "10-KSB") previously filed with the United States Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

     The results of the Company's operations for the six months ended September 30, 1998 are not necessarily indicative of its results of operations for the full year ending March 31, 1999.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 Earnings (loss) per share:

     Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (ASFAS 128@), which requires the presentation of Abasic@ and Adiluted@ earnings (loss) per common share, as further explained in Note 2 of the notes to the audited consolidated financial statements of the Company.

     Since the Company had losses applicable to common stock in the six and three months ended September 30, 1998 and 1997, the assumed effects of the exercise of outstanding stock options and warrants were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations. In addition, the basic per share and weighted average share amounts presented in the accompanying 1997 unaudited condensed consolidated statement of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

     All references to numbers of shares and per share amounts in these notes and, where appropriate the accompanying financial statements have been retroactively restated for a 1 for 4 reverse stock split, approved by the Company's shareholders on August 18, 1998 (see Note 7).

Note 4 Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company:

     The Company became an 81.6%-owned subsidiary of BBS Holdings and acquired 100% of the outstanding shares of common stock of RMI from BBS Holdings as a result of the transactions described below that took place pursuant to the stock purchase agreement dated and effective as of May 28, 1998 (the AAgreement@).

     BBS Holdings received a total of 230,500 shares of common stock of the Company, or approximately 33.4% of the Company's 690,500 common shares outstanding prior to the Agreement, from two companies, each of which was wholly-owned by two directors of the Company, who also serve as executive officers of the Company, in exchange for an aggregate 20% interest in BBS Holdings.

     The Company issued 1,807,500 shares of its common stock directly to BBS Holdings in exchange for 100% of the outstanding shares of the common stock of RMI, which increased the number of shares held by BBS Holdings to 2,038,000 shares, or approximately 81.6% of the 2,498,000 shares of the Company=s common stock outstanding after the transactions on May 28, 1998.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company (continued):

     As of May 28, 1998, RMI owned (i) all rights, title, and interest to a contract (the "Contract") to purchase lease rights and certain real and personal property comprising the Cortina Mountain Ski Resort ("Cortina") for $540,000 and
(ii) a 50% interest in Prestige Fine Jewelry, LLC ("Prestige"). Those assets had been transferred to BBS Holdings and RMI as initial capital contributions by certain of their members and stockholders.

     Cortina is located on approximately 300 acres in upstate New York. The ski area, which occupies approximately 106 acres, has 18 slopes/trails and a lodge with restaurant, motel, and other facilities. Cortina's ski operations, which had been operating for approximately 25 years, closed during the 1996/1997 ski season and remained closed for all of the 1997/1998 ski season.

     Prestige, which was organized as a limited liability company on March 31, 1998, commenced sales of jewelry primarily made of gold in April 1998 pursuant to an operating and sales agreements with Prestige Chain, Inc. ("PCI"), an established manufacturer and wholesaler of jewelry. Prestige was formed as the exclusive marketing arm of PCI.

     The Company has accounted for the acquisition of RMI as a purchase. The 1,807,500 shares of the Company's common stock issued to BBS Holdings as consideration for the acquisition of RMI were valued at $4,182,000 of which $3,900,000 was attributable to the interest in the Contract and $282,000 was attributable to the interest in Prestige as explained below:

     The cost of the interest in the Contract is equal to the cost of $4,065,000 incurred by the member of BBS Holdings to acquire, from an affiliate of said member, the Contract on February 12, 1998; the member contributed the Contract to BBS Holdings and RMI on that date in exchange for its initial 75% interest in BBS Holdings and the assumption by BBS Holdings of a note payable in the principal amount of $165,000. The balance of the note, which bears interest at 6%, was due in June 1998 but remained unpaid as of September 30, 1998.

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

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company (concluded):

     At the date of acquisition, RMI's only material assets and liabilities were the interests in the Contract and Prestige and the note payable related to the purchase of the Contract. The acquisition of RMI by the Company in exchange for shares of common stock and the assumption of the note was a non-cash transaction that is not reflected in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended September 30, 1998.

     The Company has accounted for its 50% interest in Prestige since the acquisition pursuant to the equity method. Prestige generated approximately $650,000 of sales and broke even for its initial six months of operations through September 30, 1998 and, accordingly, the Company's proportionate share of Prestige's results of operations for the period from the date of acquisition to September 30, 1998 was immaterial. Information as to the unaudited pro forma results of operations of the Company and RMI assuming the acquisition had been consummated on April 1, 1997 has not been presented because such information would not differ materially from the information in the accompanying historical statements of operations of the Company for the six months ended September 30, 1998 and 1997.

     If the companies owned by the directors of the Company had retained the 230,500 shares of common stock of the Company they owned prior to the business combination and transferred in exchange for their 20% interest in BBS Holdings, they would have owned 9.2% of the 2,498,000 outstanding shares of the Company immediately after the acquisition; instead, as a result of the transfer of the shares to BBS Holdings, they acquired a 16.3% indirect interest in the Company as of the date of the acquisition. Accordingly, the executive officers received a premium for their shares of approximately 7% from BBS Holdings which is deemed to be compensation paid by BBS Holdings on behalf of the Company and a contribution to the Company's capital. As a result, the Company recorded a non-cash charge of $327,000 for officers' compensation in the accompanying unaudited condensed consolidated statement of operations for the six months ended September 30, 1998, which was equivalent to approximately 7% of the fair value of the Company's outstanding shares prior to the acquisition and the fair value of the assets acquired.

Note 5 Exercise of Option To Purchase Cortina :

     On July 27, 1998 the Company exercised its rights under the Contract and paid approximately $540,000 to the owner of the Cortina facilities for the Cortina lease, including ownership of certain real property included therein (see Note 4).

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 6 Notes Payable :

     In July, 1998 the Company borrowed $273,440 from New York Printing & Publishing LLC, a company owned by an officer of the Company. The proceeds were used as partial funding for the purchase of Cortina. The note is payable on demand and bears interest at 6% per annum.

     Anthony DiMatteo, an officer of the Company, advanced the Company $60,000 during July, 1998 to help fund the purchase of Cortina. The note bears interest at 18% per annum and is payable on demand

     The Company also borrowed $22,000 from an unrelated individual in July 1998. The note bears interest at 6% per annum and is payable on demand.

Note 7 Stockholders' Equity :

     On August 18, 1998, the stockholders of the Company approved amendments to the Company=s Certificate of Incorporation that increased the number of shares of common stock authorized for issuance by the Company from 10,000,000 to 50,000,000 shares and changed the Company=s name from Fun Tyme Concepts, Inc. to Diversicon Holdings Corp. They also approved the 1 for 4 reverse stock split of the Company=s outstanding shares of common stock.

Note 8- Subsequent Events :

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     During the three months ended September 30, 1998, revenues of the Company were $346,413 as compared to $306,546 for the three months ended September 30, 1997. This increase of $39,867 was attributable to an increase in operating revenues in the Company's Edmonton and Staten Island locations. A portion of the increase is attributable to increased revenues from the Company's summer camp at the Staten Island facility and the fact that the Edmonton facility was in operation for only two months during the same quarter in the prior year.

     Revenues for the six months ended September 30, 1998 were $678,195, an increase of $168,268, as compared to $509,927 for the same period ended
September 30, 1997. This increase was a result of an increase in operating revenues at the Staten Island facility and an increase in operating revenues from the Edmonton facility which was only in operation for two months during the six months ended September 30, 1997.

     Operating expenses of $453,766 for the three months ended September 30,1998 decreased $70,926 as compared to $524,692 for the three months ended September 30, 1997. This decrease was achieved through operating economies.

     Operating expenses of $792,076 for the six months ended September 30, 1998 increased $35,188 as compared to $756,888 for the six months ended September 30, 1997. This increase was primarily due to the addition of the Company's Edmonton facility which only operated for two months in the same period during the prior year.

     Selling, general, and administrative expenses of $220,382 for the three months ended September 30, 1998 increased $42,312 as compared to $178,070 for the three months ended September 30, 1997. This increase was primarily due to additional administrative expenses required to manage the Company with its new corporate structure.

     Selling, general, and administrative expenses of $693,634 for the six months ended September 30, 1998 increased $421,883 as compared to $271,751 for the three months ended September 30, 1997. This increase was attributable to consulting services provided by investment bankers, other special consulting projects, additional professional fees, and expenses incurred at the Company's Edmonton and East Brunswick facilities.

Financial Condition

     At September 30, 1998, the Company had a working capital deficiency of $942,678 and stockholders equity of $5,593,492. Included in the working capital deficiency is approximately $520,000 in short term debt incurred in connection with the Company's acquisition of Play Co. Capital Corp. and the related purchase of the Cortina Mountain Ski Resort. Also included in the balance of the working capital deficiency are accounts payable for the capital improvements to the Company's East Brunswick facility of approximately $200,000.

     On July 27,1998, the Company exercised its option and paid $537,935 for the Cortina lease, which it had acquired with the acquisition of Play Co. Capital Corp. on May 28, 1998. The contract included ownership of certain real and personal property included therein. In order to partially fund the transaction, the Company borrowed approximately $273,000 in the form of a short term demand note from a company owned by an officer of the Company and an officer of the Company advanced an additional $60,000 to the Company.

     On October 13, 1998, the Company borrowed $600,000 and issued a mortgage note that is secured by the Cortina property, bears interest at 13% per annum, is payable monthly, and requires the repayment of the principal balance on November 1, 2000. Simultaneously and in accordance with the terms of the note, the Company purchased certain real property underlying the lease for $150,000. The Company is in the process of making capital improvements to Cortina and planning its opening this fall. The total anticipated expenses for this phase of improvements is expected to be approximately $300,000, which was provided by the proceeds of the aforementioned loan. To date, approximately $250,000 of these improvements have been completed.

     Management expects that the Company will need capital resources of $750,000 during the period from October 1, 1998 through September 30, 1999. Included in the need for capital resources are $300,000 for improvements necessary to make the East Brunswick facility operational and approximately $450,000 for working capital to fund the Company's various operations. Management expects, but cannot assure, that the Company will be able to obtain additional capital resources to meet its requirements during the aforementioned period. The Company is exploring various means of financing including asset financing, purchase order financing, and equipment lease financing.

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

     3. The proposal to amend the Company's Certificate of Incorporation to effect a change of the Company's name from Fun Tyme Concepts, Inc. to Diversicon Holdings Corp.:

                                    Votes Cast                         Votes Cast
                                        For                              Against                          Abstain
                                    ----------                         ----------                         -------
                                    9,131,598                           19,650                             650

     4. The proposal to reverse-split the Company's outstanding shares of Common Stock on a 1 for 4 basis;

                                    Votes Cast                         Votes Cast
                                        For                              Against                          Abstain
                                    ----------                         ----------                         -------
                                    9,115,598                               35,550                             750

     5. The proposal to authorize a change of the Company=s domicile (state of incorporation) from New York to Delaware; and

                                    Votes Cast                         Votes Cast
                                        For                              Against                          Abstain

                                    8,355,674                 19,314                             400

     6. The proposal to authorize an amendment to the Company=s Senior Management Incentive Plan to increase the number of shares of common stock authorized thereunder from 150,000 to 1,000,000.


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

     b. In October 1998, the Company borrowed $600,000 and issued a note that is secured by the Cortina facilities, bears interest at an annual rate of 13% that is payable monthly and requires the repayment of the principal balance on November 1, 2000. Simultaneously and in accordance with the terms of the note the Company purchased certain additional real property underlying the Cortina lease, pursuant to an option contained in the lease.

Item 6. Exhibits and Reports on Form 8-K:

     a. Form 8-K filings since the end of the prior quarter:

     On July 30, 1998, the Company filed a Form 8-K disclosing the resignation of Herbert P. Marks as an officer and director of the Company.

     Exhibits filed with this Form 10-QSB: None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

 Dated:     November 19, 1998

Diversicon Holdings Corp.
(formerly Fun Tyme Concepts, Inc.)



By: /s/ Daniel Catalfumo
Daniel Catalfumo, President



By: /s/ Richard Rosso
Richard Rosso, Secretary