Form 10KSB/A
period 1998-03-31
FUN TYME CONCEPTS INC
filed 1998-12-07
CIK 944897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
                                   (Mark One)

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

                                                 PART IV

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         All exhibits except those designated with an asterisk (*), which are filed with this Form 10-KSB/A-1, have previously been filed with the Commission in connection with (i) the Company's Registration Statement on form SB-2 under File No. 33-80931-NY, (ii) the Company's Form 10-KSB for the year ended March 31, 1997, (iii) the Company's Form 8-K filed on June 12, 1998 and as amended on July 8, 1998, (iv) the Company's Form 10-KSB for the year ended March 31, 1998, or (v) as otherwise indicated, and, pursuant to 17 C.F.R 230.411, are incorporated by reference herein.

      3.1         -        Certificate of Incorporation of the Company filed April 19, 1993. See (i) above.
      3.2         -        Certificate of Amendment to the Certificate of Incorporation of the Company filed May 19, 1995. See (i)
                           above.
      3.2(a)      -        Certificate of Amendment to the Certificate of Incorporation of the Company dated February 7, 1996.
                           See (i) above.
      3.3         -        By-Laws of the Company. See (i) above.
      4.1         -        Specimen of Common Stock Certificate. See (i) above.
      4.2         -        Specimen of Common Stock Purchase Warrant Certificate. See (i) above.
      4.5         -        Form of Common Stock Purchase Warrant Agreement. See (i) above.
     10.2         -        Employment Agreement of Daniel Catalfumo. See (i) above.
     10.3         -        Employment Agreement of Richard Rosso. See (i) above.
     10.4         -        Lease Agreement and amendments one through four thereto, between the Company and Block 2467 Lot 1
                           Associates. See (i) above.
     10.5         -        The Company's Senior Management Incentive Plan. See (i) above.
     10.22        -        Lease Agreement by and between Manufacturer's Lease Company and the Company and personal guarantees of the Company's officers. (Previously filed as Exhibit 10.2 in the Company's Form 10-KSB for the year ended
                           March 31, 1997).
     10.23        -        Lease agreement for East Brunswick facility and Amendment thereto. (Previously filed as Exhibit 10.3 in the Company's Form 10-KSB for the year ended March 31, 1997).
     10.23(a)     -        Amendment to lease agreement for East Brunswick facility. See (iv) above.
     10.24        -        Lease Agreement for Edmonton Canada facility. (Previously filed as Exhibit 10.4 in the Company's
                           Form 10-KSB for the year ended March 31, 1997).
     10.25        -        Stock Purchase Agreement among Fun Tyme Concepts, Inc.; Play Co. Capital Corp.; BBS Holdings, LLC;
                           the Members of BBS Holdings, LLC; Cat LLC; and Rich LLC. (Previously filed as Exhibit 10.5 in the
                           Company's Form 8-K filed June 12, 1998).
     10.26        -        Operating Agreement of Prestige Fine Jewelry LLC. (Previously filed as Exhibit 10.6 in the Company's
                           Form 8-K filed June 12, 1998).
     10.27        -        Exclusive Sales Agreement between Prestige Fine Jewelry LLC and Prestige Chain, Inc. (Previously referred to as Exhibit 10.7 in the Company's 8-K filed June 12, 1998 and filed as Exhibit 10.27 in the Company's
                           Form 8-K/A filed July 8, 1998).
     10.28        -        Sales Agreement between Prestige Fine Jewelry LLC and J.K. Limited, Inc. (Previously referred to as
                           Exhibit 10.8 in the Company's Form 8-K filed June 12, 1998 and filed as Exhibit 10.28 in the Company's
                           Form 8-K/A filed July 8, 1998).
     10.29(P)     -        Contract to purchase Cortina Mountain Ski Resort. (Previously referred to as Exhibit 10.9 in the
                           Company's Form 8-K filed June 12, 1998 and filed as Exhibit 10.29 in the Company's Form 8-K/A filed
                           July 8, 1998).
     10.30        -        Attorney representation confirming modification of Contract to purchase Cortina Mountain Ski Resort.
                           See (iii) above
     10.31*       -        Factoring Agreement with Prestige Capital Corporation.
     27.0         -        Financial Data Schedule. See (iv) above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of December 1998.


DIVERSICON HOLDINGS CORP.
(formerly FUN TYME CONCEPTS, INC.)


By: /s/ Daniel Catalfumo
Daniel Catalfumo
President, Chief Executive Officer, and Director




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        /s/ Daniel Catalfumo                                  President, Chief Executive Officer,                          12/1/98
         Daniel Catalfumo                                     and Director                                                 Date


        /s/ Richard Rosso                                     Chief Operating Officer, Executive                           12/1/98
         Richard Rosso                                        Vice President, Treasurer, Secretary, and Director           Date