Form 10QSB/A
period 1998-09-30
FUN TYME CONCEPTS INC
filed 1998-12-07
CIK 944897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1
                                   (Mark One)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

     State the number of shares outstanding of each of the Issuer?s classes of common equity, as of the latest practicable date: Common stock, par value $.001 per share: 2,497,991 shares outstanding as of November 12, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART II

Item 6.                    Exhibits and Reports on Form 8-K:


         Exhibits filed with this Form 10-QSB/A-1:


         27       -        Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

 Dated:     December 2, 1998

Diversicon Holdings Corp.
(formerly Fun Tyme Concepts, Inc.)



By: /s/ Daniel Catalfumo
Daniel Catalfumo, President



By: /s/ Richard Rosso
Richard Rosso, Secretary