Form 10QSB/A
period 1998-06-30
FUN TYME CONCEPTS INC
filed 1998-12-15
CIK 944897

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

                 290 Wild Avenue, Staten Island, New York 10314
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

         The following exhibits are filed with this Form 10-QSB/A-1:

                  27       -        Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

 Dated:     December 1, 1998

Diversicon Holdings Corp.
(formerly Fun Tyme Concepts, Inc.)



By: /s/ Daniel Catalfumo
Daniel Catalfumo, President



By: /s/ Richard Rosso
Richard Rosso, Secretary