Form 10QSB
period 1998-12-31
DIVERSICON HOLDINGS CORP
filed 1999-03-19
CIK 944897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
3,379,000 shares outstanding as of March 11, 1999.

                            DIVERSICON HOLDINGS CORP.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                Number

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheets as of December 31, 1998 and March 31, 1998.                      2

          Condensed Statements of Operations for the Three Months and Nine Months Ended             3
          December 31, 1998 and 1997.

          Condensed Consolidated Statement of Stockholders' Equity for the Nine Months              4
          Ended December 31, 1998

          Condensed Statements of Cash Flows for the Nine Months Ended December 31, 1998            5
          and 1997.

          Notes to condensed financial statements                                                6-12

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF            13-15
          OPERATIONS

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                                                        16

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                16

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                                          16

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      16

Item 5.   OTHER INFORMATION                                                                        16

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                         16

          Signatures                                                                               17


                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998
                                   (Unaudited)


                                                                         December 31,    March 31,
ASSETS                                                                      1998           1998
------                                                                   -----------    -----------
Current assets:
      Cash and cash equivalents                                          $    34,066    $   639,572
      Certificate of deposit                                                                267,267
      Notes receivable                                                        49,000
      Other current assets                                                   137,904         96,438
                                                                         -----------    -----------
                       Total current assets                                  220,970      1,003,277

Property and equipment, net                                                6,620,019      1,263,821
Investment in equity investee                                                282,000
Advances to officers                                                          31,287         57,200
Other assets                                                                  66,459         71,198
                                                                         -----------    -----------
                       Totals                                            $ 7,220,735    $ 2,395,496
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                              $   830,909    $   136,647
      Customer deposits                                                        7,042         17,857
      Notes payable - related parties                                        333,440
      Notes payable - others                                                 187,000
      Other current liabilities                                               89,557
                                                                         -----------    -----------
                       Total current liabilities                           1,447,948        154,504

Mortgage payable                                                             600,000
Other liabilities                                                             20,907         28,794
                                                                         -----------    -----------
                       Total liabilities                                   2,068,855        183,298
                                                                         -----------    -----------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $.01 per share; 500,000 shares
           authorized; none issued
      Common stock, par value $.001 per share; 50,000,000 and
           10,000,000 shares authorized; 2,497,991 and 2,761,965
            shares issued and outstanding                                      2,498          2,762
      Additional paid-in capital                                           8,463,816      3,954,552
      Accumulated deficit                                                 (3,314,434)    (1,745,116)
                                                                         -----------    -----------
                       Total stockholders' equity                          5,151,880      2,212,198
                                                                         -----------    -----------

                       TOTALS                                            $ 7,220,735    $ 2,395,496
                                                                         ===========    ===========

   The accompanying notes to financial statements are an integral part hereof

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)


                                                   NINE MONTHS ENDED            THREE MONTHS ENDED
                                                      DECEMBER 31,                 DECEMBER 31,

                                                 1998           1997           1998           1997
                                              -----------    -----------    -----------    -----------
Revenues                                      $   938,903    $   806,945    $   260,708    $   296,247
                                              -----------    -----------    -----------    -----------
Costs and expenses:
  Operating Expenses                            1,312,927      1,137,251        520,851        377,481
  Selling, General, and Administrative Exp        846,203        443,050        152,569        173,407
                                              -----------    -----------    -----------    -----------
                    TOTALS                      2,159,130      1,580,301        673,420        550,888
                                              -----------    -----------    -----------    -----------

Loss from operations                           (1,220,227)      (773,356)      (412,712)      (254,641)
                                              -----------    -----------    -----------    -----------

Other income (expense):
  Interest Income                                  18,009         56,530                        10,010
  Interest Expense                                (40,100)       (10,758)       (28,900)        (6,931)
  Charge for officers' compensation
       paid by parent company                    (327,000)
                                              -----------    -----------    -----------    -----------
                    TOTALS                       (349,091)        45,772        (28,900)         3,079
                                              -----------    -----------    -----------    -----------
Net loss                                      $(1,569,318)   $  (727,584)   $  (441,612)   $  (251,562)
                                              ===========    ===========    ===========    ===========

Basic net loss per share                      $     (0.74)   $     (0.29)   $     (0.18)   $     (0.10)
Basic weighted average common and common
  equivalent shares outstanding                 2,123,346      2,513,463      2,497,991      2,512,465
                                              ===========    ===========    ===========    ===========

   The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)



                                                                               Additional
                                                         Common Stock           Paid-in     Accumulated
                                                    Shares         Amount       Capital       Deficit         Total
                                                 -----------    -----------   -----------   -----------    -----------

Balance, April 1, 1998                             2,761,965    $     2,762   $ 3,954,552   $(1,745,116)   $ 2,212,198

Issuance of shares to
      acquire business                             7,230,000          7,230     4,174,770                    4,182,000

Contribution to capital
      arising from officers'
      compensation effectively
      paid by parent company                                                      327,000                      327,000

Effects of 1 for 4 reverse
      stock split                                 (7,493,974)        (7,494)        7,494

Net loss                                                                                     (1,569,318)    (1,569,318)
                                                 -----------    -----------   -----------   -----------    -----------

Balance, December 31, 1998                         2,497,991    $     2,498   $ 8,463,816   $(3,314,434)   $ 5,151,880
                                                 ===========    ===========   ===========   ===========    ===========


   The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)


                                                                         1998           1997
                                                                      -----------    -----------
Operating activities:
      Net loss                                                        $(1,569,318)   $  (727,584)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                   152,601        134,572
          Charge for officers' compensation paid by parent company        327,000
          Changes in operating assets and liabilities:
             Other current assets                                         (40,842)        48,389
             Other assets                                                   4,739
             Accounts payable and accrued expenses                        694,262         (4,541)
             Customer deposits                                            (10,815)        (8,776)
             Other current liabilities                                    104,930
             Other liabilities                                             (7,887)
                                                                      -----------    -----------
                Net cash used in operating activities                    (345,330)      (557,940)
                                                                      -----------    -----------

Investing activities:
      Redemption of certificate of deposit                                267,267
      Short-term loans                                                    (49,000)
      Purchase of property and equipment                                 (905,849)      (517,802)
      Payments in connection with  the purchase of
      ski resort business                                                (537,950)
      Advances to equity investee                                            (624)
      Repayment of advances to officers                                    25,913        (53,869)
                                                                      -----------    -----------
                Net cash used in investing activities                  (1,200,243)      (571,671)
                                                                      -----------    -----------

Financing activities:
      Mortgage proceeds                                                   600,000
      Loans from related parties                                          333,440
      Other loan                                                           22,000
      Repayments of capital lease obligations                             (15,373)       (68,372)
      Purchase of treasury stock                                                         (24,017)
                                                                      -----------    -----------
                Net cash provided by (used in) financing activities       940,067        (92,389)
                                                                      -----------    -----------

Decrease in cash and cash equivalents                                    (605,506)    (1,222,000)

Cash and cash equivalents, beginning of period                            639,572      2,155,460
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $    34,066    $   933,460
                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
      Interest paid                                                   $    11,200    $    10,758
                                                                      ===========    ===========

      Income taxes paid                                                              $    36,689
                                                                                     ===========

   The accompanying notes to financial statements are an integral part hereof.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)


Note 1-   Business Activities:

          As of December 31, 1998, Diversion Holdings Corporation (formerly Fun Tyme Concepts, Inc.) and its subsidiaries (the "Company") were operating two children's entertainment centers in Staten Island, New York and Edmonton, Alberta, Canada for children, ages two through twelve. The Company also operates a day camp program at its Staten Island facility during the summer months, which includes indoor and outdoor activities for children, ages three through fourteen. The Edmonton facility was opened in August 1997.

          In concurrent transactions during May 1998, the Company became an 81.6%-owned subsidiary of BBS Holdings, LLC ("BBS Holdings") and acquired 100% of the outstanding shares of common stock of Resource Marketing, Inc. ("RMI") from BBS Holdings. As of the date of acquisition, RMI held a 50% interest in a company that had commenced sales of jewelry in April 1998 and held an option to acquire the facilities comprising an inactive ski resort known as the Cortina Mountain Ski Resort ("Cortina"). On July 27, 1998, the Company exercised the option and operations at Cortina commenced on December 25, 1998 (see Notes 4 and 5).

Note 2-   Basis of Presentation:

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of December 31, 1998, and its results of operations for the nine and three months ended December 31, 1998 and 1997, changes in stockholders' equity for the nine months ended December 31, 1998 and cash flows for the nine months ended December 31, 1998 and 1997. Information included in the consolidated balance sheet as of March 31, 1998 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 (the "10-KSB") previously filed with the Securities and Exchange Commission.

          These unaudited  consolidated  financial  statements should be read in
          conjunction  with  the  financial   statements,   notes  to  financial
          statements, and the other information in the 10-KSB.

          The results of the Company's operations for the nine months ended December 31, 1998 are not necessarily indicative of its results of operations for the full year ending March 31, 1999.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

Note 3-   Earnings (Loss) Per Share:

          Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in
          Note 2 of the notes to the audited consolidated financial statements of the Company. SFAS 128 replaced the previously required reporting of primary and fully diluted earning per share with basic and diluted earning per share, respectively. Unlike the previously reported primary earning per share, basic earning per share excludes the dilutive effect of stock options. Diluted earning per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirement of SFAS 128.

          Since the Company had losses applicable to common stock in the nine and three months ended December 31, 1998 and 1997, the assumed effects of the exercise of outstanding stock options and warrants were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations. In addition, the basic per share and weighted average share amounts presented in the accompanying 1997 unaudited condensed consolidated statement of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

          All references to numbers of shares and per share amounts in these notes and, where appropriate, the accompanying financial statements have been retroactively restated for a 1 for 4 reverse stock split, approved by the Company's stockholders on August 18, 1998 (see Note
          7).

Note 4- Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company:

          The Company became an 81.6%-owned subsidiary of BBS Holdings and acquired 100% of the outstanding shares of common stock of RMI from BBS Holdings as a result of the transactions described below that took place pursuant to the stock purchase agreement dated and effective as of May 28, 1998 (the "Agreement").

          o BBS Holdings received a total of 230,500 shares of common stock of the Company, or approximately 33.4% of the Company's 690,500 common shares outstanding prior to the Agreement and the related transactions on May 28, 1998, from two companies, each of which was wholly-owned by two directorsf the Company, who also serve as executive officers of the Company, in exchange for an aggregate 20% interest in BBS Holdings.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

Note 4 - Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company: (Continued)

          o The Company issued 1,807,500 shares of its common stock directly to BBS Holdings in exchange for 100% of the outstanding shares of the common stock of RMI, which increased the number of shares held by BBS Holdings to 2,038,000 shares, or approximately 81.6% of the 2,498,000 shares of the Company's common stock outstanding after the transactions on May 28, 1998.

          As of May 28, 1998, RMI owned (i) all rights, title, and interest to a contract (the "Contract") to purchase lease rights and certain real and personal property comprising Cortina for $540,000 and (ii) a 50% interest in Prestige Fine Jewelry, LLC ("Prestige"). Those assets had been transferred to BBS Holdings and RMI as initial capital contributions by certain of their members and stockholders.

          Cortina is located on approximately 300 acres in upstate New York. The ski area, which occupies approximately 106 acres, has 18 slopes/trails and a lodge with restaurant, motel, and other facilities. Cortina, which had been operating for approximately 25 years, closed during the 1996/1997 ski season and remained closed for all of the 1997/1998 ski season.

          Prestige, which was organized as a limited liability company on March 31, 1998, commenced sales of jewelry primarily made of gold in April 1998 pursuant to an operating and sales agreements with Prestige Chain, Inc. ("PCI"), an established manufacturer and wholesaler of jewelry. Prestige was formed to sell jewelry exclusively to large chain store retailers, a class of customers that PCI had not previously serviced. On January 8, 1999, PCI cancelled the agreement with Prestige. However, management intends to attempt reaching a new agreement between PCI and Prestige.

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

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

Note 4- Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company: (Continued)

          o The cost of the interest in the Contract is equal to the cost of $4,065,000 incurred by the member of BBS Holdings to acquire the Contract on February 12, 1998. The member contributed the Contract to BBS Holdings and RMI on that date in exchange for its initial 75% interest in BBS Holdings and the assumption by BBS Holdings of a note payable in the principal amount of $165,000. The balance of the note, which bears interest at 6%, was due in June 1998 but remained unpaid as of December 31, 1998.

          o The cost of the interest in Prestige is equal to the fair value of 25% of the 1,807,500 shares of common stock of the Company, issued to BBS Holdings for the 100% interest in RMI, based on the fair market value of $.625 per share for the Company's common stock on May 28, 1998. The member contributed its 50% interest in Prestige to BBS Holdings and RMI on February 12, 1998 in exchange for its initial 25% interest in BBS Holdings.

          At the date of acquisition, RMI's only material assets and liabilities were the interests in the Contract and Prestige and the note payable related to the purchase of the Contract. The acquisition of RMI by the Company in exchange for shares of common stock and the assumption of the note was a noncash transaction that is not reflected in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 1998.

          The Company has accounted for its 50% interest in Prestige since the acquisition pursuant to the equity method. Prestige generated approximately $650,000 of sales and broke even for its initial six months of operations through September 30, 1998. Prestige had no sales or operations during the quarter ended December 31, 1998. Accordingly, the Company's proportionate share of Prestige's results of operations for the period from the date of acquisition to December 31, 1998 was immaterial. Information as to the unaudited pro forma results of operations of the Company and RMI, assuming the acquisition had been consummated on April 1, 1997, has not been presented because such information would not differ materially from the information in the accompanying historical statements of operations of the Company for the nine months ended December 31, 1998 and 1997.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

Note 4- Acquisition of the Company by BBS Holdings and acquisition of RMI by the Company: (Continued)

          If the companies owned by the directors of the Company had retained the 230,500 shares of common stock of the Company they owned prior to the business combination and transferred in exchange for their 20% interest in BBS Holdings, they would have owned 9.2% of the 2,498,000 outstanding shares of the Company immediately after the acquisition. Instead, as a result of the transfer of the shares to BBS Holdings, they acquired a 16.3% indirect interest in the Company as of the date of the acquisition. Accordingly, the executive officers received a premium for their shares of approximately 7% from BBS Holdings which is deemed to be compensation paid by BBS Holdings on behalf of the Company and a contribution to the Company's capital. As a result, the Company recorded a noncash charge of $327,000 for officers' compensation as of May 28, 1998, which is shown separately in the accompanying unaudited condensed consolidated statement of operations for the nine months ended December 31, 1998; the charge was equivalent to approximately 7% of the fair value of the Company's outstanding shares prior to the acquisition and the fair value of the assets acquired.

Note 5 -  Acquisition of Cortina:

          On July 27, 1998, the Company exercised its rights under the Contract and paid $538,000 to the owner of the Cortina facilities for the Cortina lease, including ownership of certain real property included therein (see Note 4). The Company has accounted for the acquisition of Cortina's facilities and, effectively, its operations as a purchase. The total cost of the acquisition was $4,602,950 which was comprised of the $3,900,000 of consideration initially paid by BBS Holdings for the option to acquire Cortina pursuant to the Contract, the $165,000 to be paid by the Company as a result of the assumption of the note payable originally issued by BBS Holdings and the $538,000 paid on July 27, 1998. The total cost of the acquisition was allocated to the property and equipment acquired.

                  As explained in Notes 1 and 4, Cortina's ski operations had closed during the 1996/1997 ski season and remained closed for all of the 1997/1998 ski season. Information as to the unaudited pro forma results of operations of the Company and Cortina, assuming the acquisition had been consummated on April 1, 1997, has not been presented because such information would not differ materially from the information in the accompanying historical statements of operations of the Company for the nine and three months ended December 31, 1998 and 1997.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

Note 5 -  Acquisition of Cortina: (Continued)

          On October 13, 1998, the Company purchased certain additional real property underlying the Cortina lease, pursuant to an option contained in the lease, for $150,000.

Note 6 -  Notes and Mortgage Payable:

          On May 28, 1998, the Company assumed a note payable in the principal amount of $165,000 in connection with the acquisition of the Contract for the purchase of Cortina (see Note 4). The note is unsecured, bears interest at 6% and was due in June 1998, but remained unpaid as of December 31, 1998.

          In July 1998, the Company's subsidiary, ER of Tannersville, Inc., borrowed $273,440 from New York Printing & Publishing LLC, a company partially owned by a director of the Company. The proceeds were used as partial funding for the purchase of Cortina. The note is unsecured, payable on demand and bears interest at 6% per annum.

          Anthony DiMatteo, a director of the Company, made advances to the Company of $60,000 during July 1998 to help fund the purchase of Cortina. The note is unsecured, bears interest at 18% per annum, and is payable on demand.

          The Company also borrowed $22,000 from an unrelated individual in July 1998. The note is unsecured, bears interest at 6% per annum, and is payable on demand.

          On October 13, 1998, the Company borrowed $600,000 under a mortgage secured by the Cortina facilities. The mortgage bears interest at an annual rate of 13% that is payable monthly, and requires the repayment of the principal balance on November 1, 2000.

Note 7 -  Stockholders' Equity:

          On August 18, 1998, the stockholders of the Company approved amendments to the Company's Certificate of Incorporation that increased the number of shares of common stock authorized for issuance by the Company from 10,000,000 to 50,000,000 shares and changed the Company's name from Fun Tyme Concepts, Inc. to Diversicon Holdings Corp. They also approved the 1 for 4 reverse stock split of the Company's outstanding shares of common stock and a redomicile of the Company from the State of New York to the State of Delaware.

                DIVERSICON HOLDINGS CORPORATION AND SUBSIDIARIES
               (Formerly Fun Tyme Concepts, Inc. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

Note 8 -  Contingency:

          The Company is currently in arrears on rental payments due under the lease for the East Brunswick facilities. On January 20, 1999, the landlord of the property entered a Judgment for Possession of the property (See Part II - Item 1). Management intends to negotiate with the landlord in an effort to avoid the landlord executing the Judgment for Possession and evicting the Company's subsidiary, ER of East Brunswick from the property. The Company's investment in improvements at the East Brunswick facility totaled approximately $498,000 at December 31, 1998. Management believes it will be successful in resolving the matter and as such there is no provision for possible loss in the accompanying consolidated financial statements. However, as the final resolution of this issue is at the discretion of the landlord, there can be no guarantee of an amicable solution.

Note 9 -  Subsequent Events:

          In February 1999, the Company issued an aggregate of 475,000 shares of Common Stock as bonuses - in accordance with the Company's Senior Management Incentive Plan (the "Plan," adopted in February 1995 by the Board and thereafter by the shareholders at the Company's annual meeting on August 18, 1998) - to certain members of the Company's management, key employees, and consultants. Of the 475,000 shares, 150,000 shares were issued to each of the President and Treasurer of the Company. The remainder were issued to key employees and consultants of the Company.

          Also in February 1999, the Company issued an aggregate of 206,000 shares of Common Stock pursuant to two agreements to convert an aggregate of $87,000 in debt into equity. Of the 206,000 shares issued, 150,000 shares were issued to satisfy $45,000 in debt due and owing by the Company's subsidiary, ER of East Brunswick, Inc. The remaining 56,000 shares were issued to satisfy $42,000 in debt due and owing by the Company's subsidiary, ER of Tannersville, Inc.

          Also in February 1999, pursuant to a private transaction, the Company sold 100,000 shares of Common Stock for an aggregate of $50,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Diversicon Holdings Corp. (the "Company") operates two children's entertainment centers, one in Staten Island, New York and another in Edmonton, Canada. In addition the Company owns and operates a 300 acre ski resort in the Catskill mountains in New York, which began operations on December 25, 1998.

     In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements of Diversicon Holdings Corp. include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1998, and the results of operations for the nine months ended December 31, 1998. Due to expenses related to the construction of the East Brunswick facility and the Cortina Valley Ski Resort and other costs related to the Company's recent acquisition and corporate restructuring, the results of operation for the nine months ended December 31,1998 may not be indicative of the total results of operation of the Company.

     While the Company believes the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements included in the Company's Form 10-KSB.

For the three months ended December 31, 1998 compared to the three months ended December 31, 1997

     During the three months ended December 31, 1998, revenues of the Company were $260,708 as compared with $296,247 during the three months ended December 31, 1997. This decrease of $35,539 was principally attributable to a decrease in attendance at the Company's Staten Island facility due to unseasonable weather conditions. The decrease was offset somewhat by revenues from the Company's Cortina Valley Ski Resort.

     During the three months ended December 31, 1998, operating expenses of the Company were $520,851 as compared with $377,481 during the three months ended December 31, 1997. This increase of $143,370 was partially attributable to the opening of the Company's Cortina Valley ski resort, which was under construction during that period.

     During the three months ended December 31, 1998, selling, general, and administrative expenses were $152,569 as compared with $173,407 during the three months ended December 31, 1997.

For the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997

     During the nine months ended December 31, 1998, revenues of the Company were $938,903, as compared with $806,945 during the nine months ended December 31, 1997. This increase of $131,958 was partially attributable to the opening of the Company's Cortina Valley

Ski Resort and an increase in operating revenues from the Company's Edmonton facility.

     During the nine months ended December 31, 1998, operating expenses of the Company were $1,312,927, as compared with $1,137,251 during the nine months ended December 31, 1997. This increase of $175,676 was partially attributable to the opening of the Company's Cortina Valley Ski Resort and an increase in operating expenses at the Company's Edmonton facility, which opened in August 1997.

     During the nine months ended December 31, 1998, selling, general and administrative expenses were $846,203 as compared with $443,050 during the nine months ended December 31, 1997. This increase of $403,153 was attributable to consulting services provided by investment bankers, other special consulting projects, additional professional fees, and expenses incurred at the Company's Edmonton, East Brunswick and Cortina Valley Ski Resort.

Financial Condition

     At December 31, 1998 the Company had a working capital deficiency of $1,226,978 and stockholders equity of $5,151,880. Included in the working capital deficiency is approximately $610,000 in short term debt incurred in the financing of the Company's Cortina Valley ski resort. Also included in the working capital deficiency are accounts payable and debt owed of for the capital improvements to the Company's East Brunswick facility of approximately $830,909.

     On October 13, 1998, the Company borrowed $600,000 and issued a mortgage note that is secured by the Cortina property, bears interest at 13% per annum, is payable monthly, and requires the repayment of the principal balance on November 1, 2000. Simultaneously and in accordance with the terms of the note, the Company purchased certain real property underlying the lease for $150,000. The Company has made improvements to Cortina which opened on December 25, 1998. The total expenses for the improvements were approximately $300,000.

     Management expects that the Company will need capital resources of $1,000,000 during the period from March 31, 1999 through September 30, 1999. Included in the need for capital resources are approximately $500,000 for accounts payable and $500,000 for working capital to fund the Company's various operations. Management expects, but cannot assure, that the Company will be able to obtain additional capital resources to meet its requirements during the aforementioned period. The Company is exploring various means of financing, including asset financing, private placement financing, and equipment financing. The Company is also exploring the possibility of the issuance of a convertible debenture to raise additional capital. Additionally, the Company is exploring the option of selling its Staten Island Fun Bubble facility.

Year 2000

     Management of the Company has determined that the year 2000 issues will not have any material impact on the Company's business, accounting procedures, disclosure procedures, or future plans. At the present time the Company runs two children's entertainment centers and a ski resort in upstate New York. The Cortina facilities currently do not operate on a point of sale computer system, and in the past, the entertainment facilities have operated with their point of sale computer system down with out any major problems to their operations Although the Dac Easy general accounting programs used by the Company are fairly complex, the Dac Easy technical support department has assured the Company that the Y2K issues will be of no consequence. In the event of any problem with the accounting software due to the year 2000 issue, the Company is prepared to purchase an upgrade of the existing software at a cost estimated to be below $3,000.


     Suppliers and vendors of the Company are small vendors of mainly perishable items and the Company believes that in the event such suppliers are impacted by Y2K issues, replacement suppliers would be available. Larger suppliers are used so infrequently that even if impacted by Y2K issues, there would be no negative impact on the Company. In the event of any problem with the accounting software due to the year 2000 issue, the Company is prepared to purchase an upgrade of the existing software at a cost estimated to be below $3,000.

      PART II

Item 1.           Legal Proceedings:

     On October 2, 1998, the Company's subsidiary, ER of East Brunswick, Inc. (formerly Fun Tyme of East Brunswick, Inc.), was named as defendant in an action for non-payment of rent commenced by the landlord of ER of East Brunswick's facility, The Harary Group, in the Superior Court of New Jersey, Middlesex County. The action sought damages in the amount of $31,962.01. On October 28, 1998, the Company entered into a Stipulation of Settlement with The Harary Group. The Stipulation required that the Company (i) remit an initial payment of $20,000 (which the Company paid prior to the date of the Stipulation); (ii) remit an additional payment of $20,000 payable on or before November 20, 1998;
(iii) remit a payment of the balance of all rent due and payable through the month of December 1998, in the total amount of $53,439.25, on or before December 20, 1998; (iv) discharge or bond the Notice of Unpaid Balance and Right to File Lien Claim (in the amount of $23,955.75) filed by Bedrock Concrete Corporation against the premises on or before January 15, 1999. The Stipulation also provided that if the Company were to obtain financing prior to December 20, 1998, it would make all of the above payments within five days of the closing of such financing. As part of the agreement, the Company consented to the entry of a Judgment for Possession of the premises if it failed to comply with any of the aforementioned terms. The Company failed to remit the payment due on or before December 20, 1998 and consequently, the Harary Group, entered a Judgment for Possession of the property on January 20, 1999. However, to date, the Harary Group has not attempted to evict ER of East Brunswick.

Item 2.   Changes in Securities and Use of Proceeds:           None

Item 3.   Defaults Upon Senior Securities:                     None

Item 4.   Submission of Matters to a Vote of Security Holders: None

Item 5.   Other Information:                                   None

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended December 31, 1998.

-------------------- -----------------------------------------------------------------------------------------------
3.5                  Certificate of Incorporation of Diversicon Holdings Corp. filed September 24, 1998.
-------------------- -----------------------------------------------------------------------------------------------
3.6                  Certificate of Merger filed with the State of New York on October 23, 1998
-------------------- -----------------------------------------------------------------------------------------------
27.01                Financial Data Schedule
-------------------- -----------------------------------------------------------------------------------------------

     (b) During the quarter ended December 31, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of March 1999.

                            DIVERSICON HOLDINGS CORP.


                            By: /s/ Daniel Catalfumo
                                -------------------------------------
                                Daniel Catalfumo
                                President and Chief Executive Officer


                            By: /s/ Richard Rosso
                                -------------------------------------
                                Richard Rosso
                                Treasurer